Form 10-Q
period 2000-06-30
PEMSTAR INC
filed 2000-09-20
CIK 924829

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

                                  (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE PERIOD ENDED June 30, 2000
                                 -------------

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE PERIOD From ___________ to ___________.

Commission file number 005-59473
                       ---------

                                 PEMSTAR INC.
            (Exact name of registrant as specified in its charter)

              Minnesota                                      41-1771227
    ------------------------------                       -------------------
    (State or other jurisdiction of                       (I.R.S. Employer
    incorporation or organization)                       Identification No.)

                          3535 TECHNOLOGY DRIVE N.W.
                              ROCHESTER, MN 55901
                   (Address of principal executive officers)
                                  (Zip Code)

                                (507) 288-6720
                            ----------------------
             (Registrant's telephone number, including area code)

                                Not applicable
                    ---------------------------------------
  (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practical date.

Common Stock, $0.01 Par Value--18,660,888 shares as of September 12, 2000.

Index
Pemstar Inc.

Part I.  Condensed Consolidated Financial Information                                                 Page
Item  1.  Financial Statements

          Condensed consolidated balance sheets - June 30, 2000 (unaudited) and March 31,
               2000..............................................................................       3

          Condensed consolidated statements of income (unaudited)- Three months ended June 30,
               2000 and 1999.....................................................................       4

          Condensed consolidated statements of cash flows (unaudited)- Three months ended June
               30, 2000 and 1999.................................................................       5

          Notes to condensed  consolidated  financial  statements  (unaudited)- June 30,
               2000..............................................................................     6-8

Item  2.  Management's Discussion and Analysis of Financial Condition and Results of
               Operations........................................................................    9-11

Item  3.  Quantitative and Qualitative Disclosure of Market Risk.................................      11

Part II.  Other Information

Item  1.  Legal Proceedings......................................................................      12

Item  2.  Changes in Securities and Use of Proceeds..............................................      12

Item  3.  Defaults upon Senior Securities........................................................      12

Item  4.  Submission of Matters to a Vote of Security Holders....................................      12

Item  5.  Other Information......................................................................      12

Item  6.  Exhibits and Reports on Form 8-K.......................................................      12

Signatures.......................................................................................      14

Part I.  Financial Information

Pemstar Inc.
Condensed Consolidated Balance Sheets

(In thousands, except per share data)
                                                                            June 30,           March 31,
                                                                              2000               2000
                                                                          --------------    ---------------
                                                                           (Unaudited)         (Note A)
Assets
Current assets
    Cash and equivalents                                                  $     3,951        $     2,727
    Accounts receivable, net                                                   67,791             60,061
    Inventories - Note B                                                       73,130             64,437
    Other current assets                                                        8,517              6,218
                                                                          -----------        -----------
Total current assets                                                          153,389            133,443

Property, plant and equipment                                                  72,843             48,954
Less accumulated depreciation                                                 (29,967)           (14,021)
                                                                          -----------        -----------
                                                                               42,876             34,933

Other assets                                                                   22,245             22,075
                                                                          -----------        -----------
Total assets                                                              $   218,510        $   190,451
                                                                          ===========        ===========

Liabilities and shareholders' equity
Current liabilities
    Bank overdraft                                                        $     8,046        $    10,213
    Accounts payable                                                           59,192             47,138
    Current maturities of long-term debt                                        7,438             12,930
    Current maturities of capitalized lease obligations                         2,827              2,299
    Other current liabilities                                                  12,153             11,214
                                                                          -----------        -----------
Total current liabilities                                                      89,656             83,794

Long-term debt                                                                 69,545             51,114
Capital lease obligations                                                       5,921              4,067
Other non-current liabilities                                                   3,194              2,254
Redeemable preferred stock                                                     26,549             26,549

Shareholders' equity
    Common stock, par value $0.01 per share--authorized
    150,000 shares, issued and outstanding 13,892 at June
    30, 2000 and 13,819 at March 31, 2000                                         139                138
    Additional paid-in capital                                                 15,477             15,395
    Accumulated other comprehensive loss                                         (937)              (772)
    Retained earnings                                                          11,319             11,170
    Loans to shareholders                                                      (2,353)            (3,258)
                                                                          -----------        -----------
                                                                               23,645             22,673
                                                                          -----------        -----------
Total liabilities and shareholders' equity                                $   218,510        $   190,451
                                                                          ===========        ===========

See notes to condensed consolidated financial statements.

Pemstar Inc.
Condensed Consolidated Statements of Income (Unaudited)
(In thousands, except per share data)

                                                                               Three Months Ended
                                                                                    June 30,
                                                                        -------------------------------
                                                                                 2000             1999
                                                                                 ----             ----
Net sales                                                                  $ 122,604       $     68,598
Costs of goods sold                                                          112,696             62,429
                                                                        ------------       ------------
    Gross profit                                                               9,908              6,169

Selling, general and administrative expenses                                   7,520              3,936
Amortization                                                                     343                205
                                                                        ------------       ------------
    Operating income                                                           2,045              2,028

Other expense--net                                                               236                 34
Interest expense                                                               1,863                341
                                                                        ------------       ------------
Income(loss) before income taxes                                                 (54)             1,653

Income tax (benefit)expense                                                     (203)               738
                                                                        ------------       ------------
Net income                                                              $        149       $        915
                                                                        ============       ============

Net income per common share:
    Basic                                                                     $ 0.01            $ 0.08
    Diluted                                                                     0.01              0.06

Shares used in computing net income per common share:
    Basic                                                                     13,892             11,289
    Diluted                                                                   20,574             15,274

See notes to condensed consolidated financial statements.

Pemstar Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

                                                                                  Three Months Ended
                                                                                       June 30,
                                                                           ----------------------------------
                                                                                 2000             1999
                                                                                 ----             ----
Cash flows from operating activities:
    Net income                                                             $     149         $      915
    Adjustments to reconcile net income to net cash used in operating activities:
       Depreciation                                                            2,509              1,278
       Amortization                                                              343                161
       Deferred revenue                                                         (105)              (186)
       Deferred income taxes                                                                       (357)
       Other                                                                     (58)               137
       Change in operating assets and liabilities:
          Accounts receivable                                                 (7,853)            (6,578)
          Inventories                                                         (8,733)            (5,499)
          Prepaid expenses and other                                          (2,688)              (886)
          Accounts payable                                                    12,097              8,211
          Accrued expenses and other                                           2,074              2,069
                                                                           ---------          ---------
              Net cash used in operating activities                           (2,265)              (735)
Cash flows from investing activities:
    Decrease in restricted cash                                                  213                320
    Business acquisitions, net of cash acquired                                                 (39,385)
    Purchases of property and equipment                                       (7,613)              (965)
                                                                          ----------          ---------
              Net cash used in investing activities                           (7,400)           (40,030)
Cash flows from financing activities:
    Bank overdrafts                                                           (2,165)             3,688
    Proceeds from sale/exercise of stock options                                 988                  6
    Proceeds from private placement offering                                                     18,000
    Principal payments on long-term borrowings                                (6,689)            (1,257)
    Proceeds from long-term borrowings                                        19,038             23,247
    Increase of intangibles                                                     (308)              (750)
    Other                                                                        (34)                 -
                                                                        ------------     --------------
              Net cash provided by financing activities                       10,830             42,934

Effect of exchange rate changes on cash                                           59                 (6)
                                                                        ------------       ------------
Net increase in cash and cash equivalents                                      1,224              2,163

Cash and cash equivalents:
    Beginning of period                                                        2,727                827
                                                                          ----------         ----------

    End of period                                                          $   3,951          $   2,990
                                                                           =========          =========

See notes to condensed consolidated financial statements.

Pemstar Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2000
(In thousands, except per share data)

Note A--Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended June 30, 2000, are not necessarily indicative of the results that may be expected for the year ending March 31, 2001.

The balance sheet at March 31, 2000 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Pemstar Inc. Registration Statement on Form S-1, effective on August 7, 2000.

Note B--Inventories

The components of inventory consist of the following:

                                                     June 30,         March 31,
                                                       2000            2000
                                                  --------------- ---------------
                                                            In Thousands
Raw materials                                      $   58,390        $   49,948
Work in process                                        10,787             8,675
Finished goods                                          4,769             6,387
Less allowance for inventory obsolescence                (816)             (573)
                                                   ----------        ----------
                                                   $   73,130        $   64,437
                                                   ==========        ==========

Note C--Acquisitions

In June 1999, the Company acquired Quadrus, Inc., a division of Bell Microproducts, Inc. Quadrus is a provider of electronic manufacturing services to original equipment manufacturers. The purchase price of $34,966 was funded through the issuance of Series B redeemable preferred stock in the aggregate of $18,000 to certain of the Company's existing investors, with the remaining amount funded by borrowings under the Company's operating line of credit.

On August 1, 2000 the Company purchased the common stock and business of Turtle Mountain Corporation (a provider of electronic manufacturing services to original equipment manufacturers) for $20,201, including assumed debt of $3,819, financed by borrowings on bank facilities.

The pro forma unaudited results of operations for the three months ended June 30, 2000 and 1999, assuming consummation of the purchases of Quadrus and Turtle Mountain Corporation and existence of the additional related indebtedness as of April 1, 1999, are as follows:

                                                               Three Months Ended
                                                                    June 30,
                                                        ----------------------------------
                                                              2000             1999
                                                              ----             ----
                                                              In Thousands, except
                                                                 per share data
Net sales                                                 $134,814            $90,369
Net income (loss)                                              430             (1,308)
Per share data:
    Basic earnings                                        $   0.03            $(0.11)
    Diluted earnings                                          0.02             (0.11)

Note D--Comprehensive Income

Total comprehensive (loss)income was $(17) and $957 for the three months ended June 30, 2000 and 1999. Comprehensive (loss)income differs from net income due to unrecognized currency gains and losses.

Note E--Earnings Per Share Data

The following table set forth the computation of basic and diluted earnings per share for the periods indicated.

                                                               Three Months Ended
                                                                    June 30,
                                                        ----------------------------------
                                                              2000             1999
                                                              ----             ----
                                                              In Thousands, except
                                                                 per share data
Basic:
    Net income                                              $    149           $    915
    Average shares outstanding                                13,892             11,289
    Basic EPS                                               $   0.01           $   0.08
                                                            ========           ========


Diluted:
    Net income                                              $    149           $    915
    Average shares outstanding                                13,892             11,289
    Net effect of dilutive stock options--based on the
    treasury stock method                                      1,972              1,550
    Assumed conversion of redeemable preferred stock           4,710              2,435
                                                            --------           --------
    Totals                                                    20,574             15,274
                                                            ========           ========
    Diluted EPS                                             $   0.01           $   0.06
                                                            ========           ========

During the first quarter of fiscal 2001, employees exercised stock options to acquire 91,050 shares at an average exercise price of $0.91 per share.

Note F--Subsequent Events

In August, 2000, the Company completed it's initial public offering of its common stock raising $95.2 million in aggregate net proceeds for the issuance of 9,280 new common shares. Concurrent with this offering, all of the outstanding Series A and B preferred stock automatically convert to 4,710 shares of common stock.

The cash proceeds were used to repay borrowings under the USBank and IBM facilities outstanding at that time. As a result of this offering and negotiations supporting requirements for the Turtle Mountain Corporation acquisition, the Company has amended its borrowing arrangements for its working capital lines of credit. In addition, the Company has set up a new term loan agreement with IBM Credit Corporation, providing $9.5 million, to be repaid on a four year quarterly payment schedule. The term loan bears interest at prime plus 2% and is collateralized by assets of Turtle Mountain Corporation. Changes to the USBank line of credit, related to the completion of the public offering, include the reduction of available credit to $45 million, lowering of the interest rate spread above the applicable base rates by 1.5% and resetting of the covenant restrictions to reflect the proceeds of the stock offering.

Item 2--Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Net sales increased $54.0 million, or 79.0%, to $122.6 million for the three months ended June 30, 2000, from $68.6 million for the comparable three months of the prior fiscal year. Internal growth, which excludes net sales from operations acquired in the preceding twelve months, accounted for 39.0% of this growth and 61.0% of this growth in net sales was the result of operations acquired in fiscal 2000.

For the quarter ended June 30, 2000, our gross profit as a percentage of sales was 8.1% compared to 9.0% in the comparable quarter of the prior fiscal year. This decrease was a result of the planned phase-out and ultimate completion in June 2000 of a higher margin manufacturing program for a component no longer used by a customer.

Selling, general and administrative expenses as a percentage of net sales were 6.1% for the three months ended June 30, 2000 compared to 5.7% for the comparable period of the prior fiscal year. The increased cost was primarily a result of existing selling, general and administrative costs from acquisitions for the full period, compared to only a partial period in the prior fiscal year. The increases as a percentage of net sales results from additional selling and administrative expenses to support our growth.

Amortization increased $0.1 million to $0.3 million for the three months ended June 30, 2000 from $0.2 million for the comparable period of the prior fiscal year. This increase was a result of amortization of goodwill arising out of the acquisitions included for the full reporting period in the current fiscal year.

Other expense was $234,000 for the three months ended June 30, 2000 compared to $34,000 for the comparable period of the prior fiscal year. This increase is a result of exchange losses in certain international operations.

Our interest expense increased $1.6 million to $1.9 million for the three months ended June 30, 2000, from $0.3 million for the comparable period of the prior fiscal year. This increase was primarily a result of increased borrowings required to fund acquisitions made in the prior year and working capital requirements from growth in business with new and existing customers.

Income tax benefits recorded in the current fiscal year result principally from tax credits earned that are more likely than not to be realized.

Liquidity and Capital Resources

Subsequent to June 30, 2000, the Company completed it's initial public offering of it's common stock, raising $95.2 million in net aggregate proceeds, which substantially changes the liquidity and capital resources.

Our principal historic sources of liquidity have been cash provided by operations, borrowings under our various credit facilities and debt instruments and private sales of equity. Our principal uses of cash have been to finance working capital, acquisitions, new operations, and capital expenditures and to fulfill debt service requirements. We anticipate these uses will continue to be our principal uses of cash in the future.

Net cash used in operating activities for the three months ended June 30, 2000 was $2.3 million compared to $.7 million for the comparable period of the prior fiscal year. Fluctuations in net cash used in operating activities were attributable to reduced net income and increased working capital needs.

Net cash used in investing activities for the three months ended June 30, 2000 was $7.4 million compared to $40.0 million for the comparable period of the prior fiscal year. Capital expenditures, totaling $10.7 million, including $3.0 million in additions to capital leases, in the three months ended June 30, 2000, were incurred principally for approximately $5.5 million of printed circuit board assembly equipment, purchased for our Tianjin, China facility, and an investment of $2.1 million in general equipment and information technology upgrades across all our facilities.

Net cash provided by financing activities for the three months ended June 30, 2000 was $10.8 million compared to $42.9 million for the comparable period of the prior fiscal year. Our principal source of cash from financing activities in the three months ended June 30, 2000 was proceeds from additional borrowing under credit facilities.

As of June 30, 2000, we had unrestricted cash and cash equivalents of $4.0 million and total borrowings of approximately $85.7 million. Of these borrowings, we had approximately $48.5 million outstanding under our USBank revolving credit facility and $19.0 million outstanding under our IBM Credit Corporation credit facility. On May 5, 2000, we entered into a new credit facility with IBM Credit Corporation, which provides for borrowings up to $40.0 million, and amended our USBank credit facility to reduce our available borrowings from $65.0 million to $55.0 million. At the time of our initial public offering our USBank credit facility was amended to reduce our available borrowings from $55.0 million to $45.0 million. We also have a $3.2 million credit facility serving our Netherlands operations. As of June 30, 2000, we had $2.8 million outstanding under our Netherlands credit facility. Each credit facility bears interest on outstanding borrowings at variable interest rates, which as of June 30, 2000 were 10.3% for the USBank facility, 10.5% for the IBM facility and 5.75% for the Netherlands facility. At the time of the initial public offering the applicable spread over base rates of our variable interest rates for the USBank credit facility were reduced by 1.5%. All of these credit facilities are secured by substantially all of our assets.

As of August 11, 2000, we received $86.2 million of net proceeds resulting from the sale of 8.4 million shares in our initial public offering of our common stock. We used these net proceeds to pay down the USBank facility by $44.2 million, the IBM Credit Corporation facility by $36.5 million, and approximately $0.2 million under a non-interest bearing note issued to Rochester Area Economic Development, Inc. The $9.5 million term loan arrangement with IBM Credit Corporation, with scheduled payments over four years, initially included a requirement to repay 25% of the loan upon receipt of the public offering proceeds. IBM Credit Corporation has subsequently waived this requirement. As of September 5, 2000, we received $9.0 million of net proceeds resulting from the complete exercise of the underwriters' over-allotment option in accordance with the initial public offering. The net proceeds from the over-allotment exercise were used to pay down $8.9 million on the USBank facility.

As a part of normal business practice, we regularly review potential acquisitions and additional new operations opportunities, as well as major new manufacturing program opportunities with new or existing customers, any of which may require us to sell additional equity or secure additional financing during this period. As such, situations may occur, wherein, financing arrangements may not be available in amounts or on terms acceptable to us.

Item 3--Quantitive and Qualitative Disclosure of Market Risk

Not applicable.

Part II.  Other Information

Item 1--Legal Proceedings

During the period covered by this report, there were no legal proceedings instituted that are reportable.

Item 2--Changes in Securities and Use of Proceeds

During the period covered by this report, there were no material changes in securities and use of proceeds. As previously disclosed in the Company's Registration Statement on Form S-1, effective August 7, 2000, the company sold 9,280,000 of its common shares in it's initial public offering. That sale also triggered the automatic conversion of all outstanding classes of preferred shares into 4,709,898 common shares. Proceeds of the offering were used to pay down the USBank facility by $53.1 million, the IBM Credit Corporation facility by $36.5 million, and approximately $0.2 million under a non-interest bearing note issued to Rochester Area Economic Development, Inc.

Item3--Default on Senior Securities

There have been no events of default on the Company's senior securities agreements

Item 4--Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders was held on June 14, 2000 at the main offices of the Company at 3535 Technology Drive NW, Rochester, Minnesota. The stockholders took the following actions (with voting tallies, from eligible voting shares, as noted):

  i. Amended the articles of incorporation, including provisions for (a) limitation of director's liability, (b) super-majority voting requirements for certain corporate actions, (c) staggered-terms for members of the Board of Directors, (d) increasing the maximum number of directors, and (e) amending the Company's articles of incorporation and bylaws. (Votes for-17,592,009, against-24,903, abstained-30,600)

  ii. Amended and restated the Company's bylaws to include customary public company requirements pertaining to advance notice of shareholder proposals at annual or special meetings of shareholders and procedures for nominating persons for election to the Board of Directors. (Votes for-17,647,512, against-0, abstained-0)

  iii. Approved the Company's 2000 Stock Option Plan. (Votes for-17,594,712, against-45,300, abstained-7,500)

  iv. Approved the Company's Employee Stock Purchase Plan. (Votes for-17,640,012, against-0, abstained-7,500)

  v. Elected directors as disclosed in the Company's Registration Statement on Form S-1, effective August 7, 2000. (Votes for-17,639,109, against-8,103, abstained-300)

Item 5--Other Information

No information is required in response to this requirement.

Item 6--Exhibits and Reports on Form 8-K

(a) Exhibit 27--Financial Data Schedule (submitted in electronic format for use of Commission only)

(b) The registrant did not file any reports on Form 8-K during the three months ended June 30, 2000.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       Pemstar Inc.


Date:  August 20, 2000               \s\ Allen J. Berning
     ----------------------------    -----------------------------------
                                     Allen J. Berning
                                     Chairman and Chief Executive Officer


Date:  August 20, 2000               \s\ William J. Kullback
     ----------------------------    -----------------------------------
                                     William J. Kullback
                                     Vice President and Chief Financial Officer