Form 10-Q
period 2000-09-30
PEMSTAR INC
filed 2000-11-14
CIK 924829

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE PERIOD ENDED    September 30, 2000
                                         ------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE PERIOD From ___________ to ___________.

Commission file number    005-59473
                      ------------------

                                  PEMSTAR INC.
             (Exact name of registrant as specified in its charter)

               Minnesota                                    41-1771227
    -------------------------------                   ----------------------
    (State or other jurisdiction of                      (I.R.S. Employer
     incorporation or organization)                     Identification No.)

                           3535 TECHNOLOGY DRIVE N.W.
                               ROCHESTER, MN 55901
                    (Address of principal executive officers)
                                   (Zip Code)

                                 (507) 288-6720
              -----------------------------------------------------
              (Registrant's telephone number, including area code)

                                 Not applicable
                 ----------------------------------------------
                 (Former name, former address and former fiscal
                       year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practical date.

Common Stock, $0.01 Par Value--28,146,580 shares as of November 6, 2000.

Index
Pemstar Inc.

Part I.  Condensed Consolidated Financial Information                       Page

Item 1.  Financial Statements

         Condensed consolidated balance sheets - September 30, 2000
            (unaudited) and March 31, 2000..................................   3

         Condensed consolidated statements of income (unaudited)-
            Three months ended September 30, 2000 and 1999 and six
            months ended September 30, 2000 and 1999........................   4

         Condensed consolidated statements of cash flows (unaudited)-
            Six months ended September 30, 2000 and 1999....................   5

         Notes to condensed consolidated financial statements
            (unaudited)- September 30, 2000................................. 6-8

Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations.......................................9-11

Item 3.  Quantitative and Qualitative Disclosure of Market Risk.............  11

Part II.  Other Information

Item 1.  Legal Proceedings..................................................  12

Item 2.  Changes in Securities and Use of Proceeds..........................  12

Item 3.  Defaults upon Senior Securities....................................  12

Item 4.  Submission of Matters to a Vote of Security Holders................  12

Item 5.  Other Information..................................................  12

Item 6.  Exhibits and Reports on Form 8-K...................................  12

Signatures..................................................................  13

Part I.  Financial Information

Pemstar Inc.
Condensed Consolidated Balance Sheets
(In thousands, except per share data)

                                                         September 30,  March 31,
                                                             2000          2000
                                                           ---------    ---------
                                                          (Unaudited)    (Note A)
Assets
Current assets
     Cash and equivalents                                  $   8,773    $   2,727
     Accounts receivable, net                                 90,520       60,061
     Inventories - Note B                                    109,759       64,437
     Other current assets                                     11,682        6,218
                                                           ---------    ---------
Total current assets                                         220,734      133,443

Property, plant and equipment                                 81,223       48,954
Less accumulated depreciation                                (18,157)     (14,021)
                                                           ---------    ---------
                                                              63,066       34,933

Other assets                                                  31,051       22,075
                                                           ---------    ---------
Total assets                                               $ 314,851    $ 190,451
                                                           =========    =========

Liabilities and shareholders' equity
Current liabilities
     Bank overdraft                                        $  12,464    $  10,213
     Accounts payable                                         81,586       47,138
     Current maturities of long-term debt                      6,578       12,930
     Current maturities of capitalized lease obligations       3,479        2,299
     Other current liabilities                                14,014       11,214
                                                           ---------    ---------
Total current liabilities                                    118,121       83,794

Long-term debt                                                41,916       51,114
Capital lease obligations                                      8,193        4,067
Other non-current liabilities                                  2,233        2,254
Redeemable preferred stock                                                 26,549

Shareholders' equity
    Common stock, par value $0.01 per share--authorized
       150,000 shares, issued and outstanding 28,030 at
       September 30, 2000 and 13,819 at March 31, 2000           280          138
    Additional paid-in capital                               135,869       15,395
    Accumulated other comprehensive loss                      (2,018)        (772)
    Retained earnings                                         12,425       11,170
    Loans to shareholders                                     (2,168)      (3,258)
                                                           ---------    ---------
                                                             144,388       22,673
                                                           ---------    ---------
Total liabilities and shareholders' equity                 $ 314,851    $ 190,451
                                                           =========    =========

See notes to condensed consolidated financial statements.

Pemstar Inc.
Condensed Consolidated Statements of Income (Unaudited)
(In thousands, except per share data)

                                                          Three Months Ended        Six Months Ended
                                                             September 30,           September 30,
                                                        ----------------------   ----------------------
                                                           2000         1999        2000         1999
                                                        ---------    ---------   ---------    ---------
Net sales                                               $ 143,902    $  97,560   $ 266,506    $ 166,158
Costs of goods sold                                       132,535       90,157     245,231      152,586
                                                        ---------    ---------   ---------    ---------
     Gross profit                                          11,367        7,403      21,275       13,572

Selling, general and administrative expenses                8,062        5,075      15,582        9,011
Amortization                                                  503          271         846          476
                                                        ---------    ---------   ---------    ---------
     Operating income                                       2,802        2,057       4,847        4,085

Other (income) expense--net                                  (275)         542         (39)         576
Interest expense                                            1,622          776       3,485        1,117
                                                        ---------    ---------   ---------    ---------
Income before income taxes                                  1,455          739       1,401        2,392

Income tax expense                                            349          351         146        1,089
                                                        ---------    ---------   ---------    ---------
Net income                                              $   1,106    $     388   $   1,255    $   1,303
                                                        =========    =========   =========    =========


Net income per common share:
     Basic                                              $    0.05    $    0.04   $    0.07    $    0.12
     Diluted                                                 0.04         0.02        0.05         0.08

Shares used in computing net income per common share:
     Basic                                                 21,813       11,311      17,874       11,300
     Diluted                                               25,932       17,560      23,207       16,423


See notes to condensed consolidated financial statements.

Pemstar Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

                                                              Six Months Ended
                                                                September 30,
                                                            --------------------
                                                              2000        1999
                                                            --------    --------
Cash flows from operating activities:
     Net income                                             $  1,255    $  1,303
     Adjustments to reconcile net income to net
          cash used in operating activities:
          Depreciation                                         5,601       3,290
          Amortization                                           846         449
          Deferred revenue                                      (133)       (372)
          Other                                                 (225)        233
          Change in operating assets and liabilities:
               Accounts receivable                           (25,456)    (10,880)
               Inventories                                   (39,391)    (10,707)
               Prepaid expenses and other                     (5,870)       (749)
               Accounts payable                               33,228      17,376
               Accrued expenses and other                        627        (911)
                                                            --------    --------
                    Net cash used in operating activities    (29,518)       (968)
Cash flows from investing activities:
     Decrease in restricted cash                                 345         231
     Business acquisitions, net of cash acquired             (20,159)    (39,385)
     Purchases of property and equipment                     (24,795)     (2,023)
     Other                                                       146          49
                                                            --------    --------
                    Net cash used in investing activities    (44,463)    (41,128)
Cash flows from financing activities:
     Bank overdrafts                                           2,261       3,372
     Proceeds from stock sale/exercise of stock
         options                                              95,157          26
     Proceeds from private placement offering                             18,000
     Principal payments on long-term borrowings              (71,493)     (1,724)
     Proceeds from long-term borrowings                       54,424      24,599
     Increase of intangibles                                    (463)       (750)
     Other                                                       (34)        (31)
                                                            --------    --------
                    Net cash provided by financing
                         activities                           79,852      43,492

Effect of exchange rate changes on cash                          175           7
                                                            --------    --------
Net increase in cash and cash equivalents                      6,046       1,403

Cash and cash equivalents:
     Beginning of period                                       2,727         827
                                                            --------    --------

     End of period                                          $  8,773    $  2,230
                                                            ========    ========

See notes to condensed consolidated financial statements.

Pemstar Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2000
(In thousands, except per share data)

Note A--Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended September 30, 2000, are not necessarily indicative of the results that may be expected for the year ending March 31, 2001.

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

Note B--Inventories

The components of inventory consist of the following:

                                             September 30,   March 31,
                                                  2000          2000
                                             -------------   ---------
                                                   In Thousands

Raw materials                                  $  86,797     $  49,948
Work in process                                   18,486         8,675
Finished goods                                     5,716         6,387
Less allowance for inventory obsolescence         (1,240)         (573)
                                               ---------     ---------
                                               $ 109,759     $  64,437
                                               =========     =========

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

On August 1, 2000 the Company purchased the common stock and business of Turtle Mountain Corporation (a provider of electronic manufacturing services to original equipment manufacturers) for $20,400, including assumed debt of $3,819, financed by borrowings on bank facilities. The transaction was accounted for as a purchase, resulting in additional goodwill of $9,438, which is being amortized over an estimated useful life of 20 years.

The pro forma unaudited results of operations for the six months ended September 30, 2000 and 1999, assuming consummation of the purchases of Quadrus and Turtle Mountain Corporation and existence of the additional related indebtedness as of April 1, 1999, are as follows:

                                                   Six Months Ended
                                                     September 30,
                                                -----------------------
                                                   2000          1999
                                                   ----          ----
                                                  In Thousands, except
                                                     per share data

Net sales                                        $282,102     $193,838
Net income (loss)                                   1,517         (882)
Per share data:
  Basic earnings                                   $ 0.08      $ (0.08)
  Diluted earnings                                   0.07        (0.08)

Note D--Comprehensive Income

Total comprehensive income was $26 and $137 for the three months ended September 30, 2000 and 1999, respectively, and $9 and $1,094 for the six months ended September 30, 2000 and 1999, respectively. Comprehensive income differs from net income due to unrecognized foreign currency gains and losses.

Note E--Financing Arrangements

In August, 2000, the Company completed it's initial public offering of common stock raising $93,704 in net proceeds for the issuance of 9,280 new common shares from the offering and the exercise of over-allotment rights. Concurrent with this offering, all of the outstanding Series A and B preferred stock automatically convert to 4,710 shares of common stock.

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

Note F--Earnings Per Share Data

The following table set forth the computation of basic and diluted earnings per share for the periods indicated.

                                             Three Months Ended    Six Months Ended
                                                September 30,        September 30,
                                            --------------------  --------------------
                                                2000      1999      2000      1999
                                              -------   -------   -------   -------
                                            In Thousands, except  In Thousands, except
                                                per share data      per share data
Basic:
     Net income                               $ 1,106   $   388   $ 1,255   $ 1,303
     Average shares outstanding                21,813    11,311    17,874    11,300
     Basic EPS                                $  0.05   $  0.04   $  0.07   $  0.12
                                              =======   =======   =======   =======

Diluted:
     Net income                               $ 1,106   $   388   $ 1,255   $ 1,303
     Average shares outstanding                21,813    11,311    17,874    11,300
     Net effect of dilutive stock options--
         based on the treasury stock method     2,122     1,539     1,987     1,545
     Assumed conversion of redeemable
         preferred stock                        1,997     4,710     3,346     3,578
                                              -------   -------   -------   -------
     Totals                                    25,932    17,560    23,207    16,423
                                              =======   =======   =======   =======
     Diluted EPS                              $  0.04   $  0.02   $  0.05   $  0.08
                                              =======   =======   =======   =======

During the first three and six months of fiscal 2001, employees exercised stock options to acquire 91,050 and 129,750 shares at an average exercise price of $0.91 and $1.64 per share, respectively.

Item 2--Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Net sales for the second quarter of fiscal 2001 increased 48% to $143.9 million from $97.6 million for the second quarter of fiscal 2000. Net sales for the six months ended September 30, 2000 increased 60% to $266.5 million from $166.2 million for the same period of fiscal 2000. The increase in net sales was due to increased sales volume to existing customers, primarily in the communications industry. Net sales to communication customers for the second quarter and first half of fiscal 2001 were 54 percent and 55 percent of net sales, respectively, increased from 36 percent for the second quarter and 31 percent for the first half of fiscal 2000. The Company's five largest customers in the first three and six month periods of fiscal 2001 accounted for approximately 65% of net sales with no single customer exceeding 26% of net sales.

Gross profit increased $4.0 million to $11.4 million in the second quarter of fiscal 2001 from $7.4 million in the same quarter of fiscal 2000. Gross profit increased $7.7 million to $21.3 million during the first six months of fiscal 2001 from $13.6 million in the same period of fiscal 2000. The increase in gross profit was due primarily to the higher sales volume.

Selling, general and administrative expenses were $8.1 million in the second quarter of fiscal 2001, an increase of $3.0 million from $5.1 million for the same quarter of fiscal 2000. Selling, general and administrative expenses were $15.6 million during the first six months of fiscal 2001, an increase of $6.6 million from $9.0 million for the same period of fiscal 2000. The increase in selling, general and administrative expenses during the three and six-month periods ended September 30, 2000 reflects the continued increase in staffing to build our global selling and administrative support infrastructure.

Amortization for the three and six-month periods ended September 30, 2000 was $0.5 million and $0.8 million respectively compared to $0.3 million and $0.5 million respectively for the same periods of fiscal 2000. The increase was due to the amortization of goodwill arising out of the prior year acquisitions included for the full reporting period in the current fiscal year and the recent acquisition of Turtle Mountain Corporation.

Other income (expense), net was $0.3 million income for the second quarter of fiscal 2001 compared to ($0.5) million expense for the same period of fiscal 2000. Other income (expense), net increased from ($0.6) million expense in fiscal 2000 to $0.0 million income for the six months ended September 30, 2000. This net change in the quarter and six month periods ended September 30, 2000, was a result of gains on sales of assets regarded as excess to specific projects at second quarter end, decreased exchange losses in certain international operations, and reduced earnings allocated to minority shareholders in a subsidiary, whose interest was bought out at January 1, 2000.

Our interest expense increased $0.8 million to $1.6 million for the second quarter of fiscal 2001 from $0.8 million for the same period of fiscal 2000. Interest expense for the six months ended September 30, 2000, increased $2.4 million to $3.5 million from $1.1 million for the comparable period of the prior fiscal year. This increase was primarily a result of increased borrowings required to fund working capital requirements from growth in business with existing customers and to fund the Turtle Mountain acquisition.

Income tax expense of $0.1 million represented an effective tax rate of 10.4% for the six-month period ended September 30, 2000 compared with an effective tax rate of 45.5% for the six-month period ended

September 30, 1999. This decrease was due primarily to lower foreign tax rates applicable to an increased foreign portion of pretax income.

Liquidity and Capital Resources

The Company has funded its operations from the proceeds of bank debt, private offerings of debt, private and public offerings of equity, cash generated from operations and lease financing of capital equipment. August 7, 2000, the Company completed it's initial public offering of it's common stock, raising $93.7 million in net aggregate proceeds. As of September 30, 2000, the Company had cash and cash equivalents balances of $8.8 million, total bank and other interest bearing debt totaling $60.2 million and $29.0 million available for future borrowing under its credit facilities subject to compliance with certain financial covenants.

Net cash used in operating activities for the six months ended September 30, 2000 was $29.5 million compared to $1.0 million for the comparable period of the prior fiscal year. Fluctuations in net cash used in operating activities were attributable to increases in accounts receivable and inventory balances due to current and projected sales volume growth, which was partially offset by increased accounts payable and depreciation.

Net cash used in investing activities for the six months ended September 30, 2000 was $44.4 million compared to $41.1 million for the comparable period of the prior fiscal year. Capital expenditures increased $22.6 million in the six months ended September 30, 2000 compared to the prior fiscal year. This increase in capital expenditures was incurred principally for printed circuit board assembly equipment, buildings and general equipment and information technology upgrades across several of our facilities.

Net cash provided by financing activities for the six months ended September 30, 2000 was $79.9 million compared to $43.5 million for the comparable period of the prior fiscal year. Our principal source of cash from financing activities in the six months ended September 30, 2000 was net proceeds of $95.2 million from the initial public offering, the exercise of employee stock options, and collection of loans to shareholders and proceeds of $54.4 million from borrowing on existing and additional bank credit facilities offset by debt payments totaling $71.5 million.

The Company anticipates that its working capital requirements will increase in order to support anticipated increases in its business. In addition, the Company anticipates incurring significant capital expenditures in order to support the anticipated expansions of its facilities. Future liquidity needs will depend on fluctuations in inventory levels, the timing of expenditures by the Company on new equipment, the extent to which the Company utilizes leases to finance facilities and equipment, levels of shipments by the Company and changes in volumes of customer orders. The Company believes that its existing cash balances, together with cash flows from operations and amounts available under its credit facilities, will be sufficient to fund operations at its current level of business. To the extent the Company finances its working capital and capital expenditures through increased borrowings, its interest expense may increase.

As a part of normal business practice, we regularly review potential acquisitions and additional new operations opportunities, as well as major new manufacturing program opportunities with new or existing customers, any of which may require us to sell additional equity or secure additional financing during that period. As such, situations may occur, wherein, financing arrangements may not be available in amounts or on terms acceptable to us.

Forward-looking Statements: This discussion contains certain "forward-looking" statements. These forward-looking statements are based on management's expectations and beliefs concerning future events. Forward-looking statements are necessarily subject to risks, uncertainties and other factors, many of which are outside the control of the Company, that could cause actual results to differ materially from such statements. These uncertainties and other factors include such things as: dependence of internal earnings growth on economic conditions and growth in the domestic and international electronics manufacturing services industry; changes in the Company's relationships with customers and suppliers, including short notices of changes in required production volumes; increases in costs of or market shortages in key raw materials, exposure to market risk from changes in interest rates and foreign currency exchange rates; and other risks and uncertainties. The foregoing list is not exhaustive and the Company disclaims any obligation to subsequently revise any forward-looking statements to reflect events or circumstances after the date of such statements.

Item 3--Quantitative and Qualitative Disclosure of Market Risk

Not applicable.

Part II.  Other Information

Item 1--Legal Proceedings

During the period covered by this report, there were no legal proceedings instituted that are reportable.

Item 2--Changes in Securities and Use of Proceeds

During the period covered by this report, as previously disclosed in the Company's Registration Statement on Form S-1, effective August 7, 2000, the company sold 9,280,000 of its common shares in its initial public offering. That sale also triggered the automatic conversion of all outstanding classes of preferred shares into 4,709,898 common shares. Proceeds of the offering were used to pay down the USBank facility by $53.1 million, the IBM Credit Corporation facility by $36.5 million, and approximately $0.2 million under a non-interest bearing note issued to Rochester Area Economic Development, Inc.

Item3--Default on Senior Securities

There have been no events of default on the Company's senior securities agreements.

Item 4--Submission of Matters to a Vote of Security Holders

There have been no new matters submitted to a vote of security holders.

Item 5--Other Information

No information is required in response to this requirement.

Item 6--Exhibits and Reports on Form 8-K

(a)      Exhibit 10--Material contracts

         i. Promissory Note dated October 4, 2000--General Electric Capital Corporation
         ii. Land and Factory Lease Agreement dated April 27, 2000--Thai Factory Development Public Company
         iii. Master Lease Agreement dated November 1, 2000--GE Capital (Thailand) Ltd.
         iv. Lease Agreement dated August, 2000--Guadalajara Industrial Tecnologico, S.A. de C.V.
         v.       Rental Agreement dated October, 2000--GE Capital BV
         vi. Multi-Tenant Industrial Triple Net Lease dated March 12, 2000--Senter Road, LLC.

(b) Exhibit 27--Financial Data Schedule (submitted in electronic format for use of Commission only)

(c) The registrant did not file any reports on Form 8-K during the six months ended September 30, 2000.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  Pemstar Inc.


Date:      November 14, 2000      \s\ Allen J. Berning
     --------------------------   ----------------------------------------------
                                  Allen J. Berning
                                  Chairman and Chief Executive Officer


Date:      November 14, 2000      \s\ William J. Kullback
     --------------------------   ----------------------------------------------
                                  William J. Kullback
                                  Vice President and Chief Financial Officer