Form 10-Q
period 2000-12-31
PEMSTAR INC
filed 2001-02-13
CIK 924829

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
ACT OF 1934 FOR THE PERIOD ENDED       December 31, 2000
                                ---------------------------

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE PERIOD From ___________ to ___________.

Commission file number     005-59473
                      -----------------


                                 PEMSTAR INC.
            (Exact name of registrant as specified in its charter)


            Minnesota                                    41-1771227
   ---------------------------                       ------------------
   (State or other jurisdiction of                    (I.R.S. Employer
   incorporation or organization)                    Identification No.)


                          3535 TECHNOLOGY DRIVE N.W.
                              ROCHESTER, MN 55901
                   (Address of principal executive officers)
                                  (Zip Code)

                                (507) 288-6720
           --------------------------------------------------------
             (Registrant's telephone number, including area code)

                                Not applicable
-----------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report)


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

Common Stock, $0.01 Par Value--28,241,554 shares as of February 2, 2001.

Index
Pemstar Inc.

Part I.  Condensed Consolidated Financial Information                                                Page
Item   1.  Financial Statements

           Condensed consolidated balance sheets - December 31, 2000 (unaudited)
              and March 31, 2000............................................................           3

           Condensed consolidated statements of income (unaudited)- Three months ended December 31, 2000 and 1999 and nine months ended December 31,
              2000 and 1999.................................................................           4

           Condensed consolidated statements of cash flows (unaudited)- Nine months
           ended December 31, 2000 and 1999.................................................           5

           Notes to condensed consolidated financial statements (unaudited)-
               December 31, 2000............................................................         6-8

Item   2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations.....................................................        9-11

Item   3.  Quantitative and Qualitative Disclosure of Market Risk...........................          11

Part II.  Other Information

Item   1.  Legal Proceedings................................................................          12

Item   2.  Changes in Securities and Use of Proceeds........................................          12

Item   3.  Defaults upon Senior Securities..................................................          12

Item   4.  Submission of Matters to a Vote of Security Holders..............................          12

Item   5.  Other Information................................................................          12

Item   6.  Exhibits and Reports on Form 8-K.................................................          12

Signatures..................................................................................          13

Part I.  Financial Information

Pemstar Inc.
Condensed Consolidated Balance Sheets
(In thousands, except per share data)

                                                                       December 31,       March 31,
                                                                           2000              2000
                                                                     ----------------   --------------
                                                                       (Unaudited)         (Note A)
Assets
Current assets
     Cash and equivalents                                             $     5,552        $      2,727
     Accounts receivable, net                                             108,067              60,061
     Inventories - Note B                                                 114,308              64,437
     Other current assets                                                  14,575               6,218
                                                                      -----------        ------------
Total current assets                                                      242,502             133,443

Property, plant and equipment                                              84,585              48,954
     Less accumulated depreciation                                        (20,510)            (14,021)
                                                                      -----------        ------------
                                                                           64,075              34,933

Other assets                                                               31,770              22,075
                                                                      -----------        ------------

Total assets                                                          $   338,347        $    190,451
                                                                      ===========        ============

Liabilities and shareholders' equity
Current liabilities
     Bank overdraft                                                   $    13,823        $     10,213
     Accounts payable                                                      72,021              47,138
     Current maturities of long-term debt                                   8,261              12,930
     Current maturities of capitalized lease obligations                    3,603               2,299
     Other current liabilities                                             14,083              11,214
                                                                      -----------        ------------
Total current liabilities                                                 111,791              83,794

Long-term debt                                                             67,909              51,114
Capital lease obligations                                                   8,540               4,067
Other non-current liabilities                                               2,110               2,254
Redeemable preferred stock                                                                     26,549

Shareholders' equity
Common stock, par value $0.01 per share--authorized
     150,000 shares, issued and  outstanding 28,224 at
     December 31, 2000 and 13,819 at March 31, 2000                           282                 138
Additional paid-in capital                                                136,507              15,395
Accumulated other comprehensive loss                                       (1,419)               (772)
Retained earnings                                                          14,994              11,170
Loans to shareholders                                                      (2,367)             (3,258)
                                                                      -----------        ------------
Total shareholders' equity                                                147,997              22,673
                                                                      -----------        ------------

Total liabilities and shareholders' equity                            $   338,347        $    190,451
                                                                      ===========        ============

See notes to condensed consolidated financial statements.

Pemstar Inc.
Condensed Consolidated Statements of Income (Unaudited)
(In thousands, except per share data)


                                                                     Three Months Ended                Nine months Ended
                                                                         December 31,                     December 31,
                                                                   -----------------------------      --------------------
                                                                      2000           1999              2000           1999
                                                                      ----           ----              ----           ----
Net sales                                                       $   184,366       $ 111,745        $ 450,872      $  277,903
Costs of goods sold                                                 168,318         103,351          413,550         255,937
                                                                -----------       ---------        ---------      ----------

    Gross profit                                                     16,048           8,394           37,322          21,966

Selling, general and administrative expenses                         10,187           5,749           25,769          14,760
Amortization                                                            547             277            1,393             753
                                                                -----------       ---------        ---------      ----------
    Operating income                                                  5,314           2,368           10,160           6,453

Other (income) expense--net                                            (176)            329             (216)            905
Interest expense                                                      1,900             986            5,386           2,103
                                                                -----------       ---------        ---------      ----------
Income before income taxes                                            3,590           1,053            4,990           3,445

Income tax expense                                                      954              62            1,099           1,151
                                                                -----------       ---------        ---------      ----------
Net income                                                      $     2,636       $     991        $   3,891      $    2,294
                                                                ===========       =========        =========      ==========

Net income per common share:

    Basic                                                       $      0.09       $    0.08        $    0.18      $     0.20
    Diluted                                                            0.09            0.05             0.15            0.13

Shares used in computing net income per common share:

    Basic                                                            28,103          11,857           21,296          11,486
    Diluted                                                          30,441          18,093           25,944          16,981

See notes to condensed consolidated financial statements.

Pemstar Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

                                                                                    Nine months Ended
                                                                                       December 31,
                                                                            -----------------------------------
                                                                                  2000             1999
                                                                                  ----             ----
Cash flows from operating activities:
     Net income                                                               $   3,891       $   2,294
     Adjustments to reconcile net income to net
        Cash used in operating activities:
        Depreciation                                                              9,137           5,266
        Amortization                                                              1,393             737
        Deferred revenue                                                           (150)           (557)
        Other                                                                      (488)            220
        Change in operating assets and liabilities:
           Accounts receivable                                                  (42,794)        (14,467)
           Inventories                                                          (43,601)        (14,996)
           Prepaid expenses and other                                            (8,914)         (1,078)
           Accounts payable                                                      23,710          15,930
           Accrued expenses and other                                               632            (219)
                                                                              ---------       ---------
               Net cash used in operating activities                            (57,184)         (6,870)
Cash flows from investing activities:
     Decrease in restricted cash                                                    204             309
     Business acquisitions, net of cash acquired                                (21,186)        (39,385)
     Purchases of property and equipment                                        (28,015)         (5,253)
     Proceeds from sale of property and equipment                                   988              38
     Other                                                                          (14)             15
                                                                              ---------       ---------
               Net cash used in investing activities                            (48,023)        (44,276)
Cash flows from financing activities:
     Bank overdrafts                                                              3,622           9,518
     Proceeds from stock sale/exercise of stock options                          95,597              21
     Proceeds from private placement offering                                                    18,000
     Principal payments on long-term borrowings                                 (88,462)         (2,165)
     Proceeds from long-term borrowings                                          97,416          30,779
     Increase of intangibles                                                       (461)           (766)
     Other                                                                         (102)             (6)
                                                                              ---------       ---------
               Net cash provided by financing activities                        107,610          55,381

Effect of exchange rate changes on cash                                             422             (58)
                                                                              ---------       ---------
Net increase in cash and cash equivalents                                         2,825           4,177

Cash and cash equivalents:
     Beginning of period                                                          2,727             827
                                                                              ---------       ---------

     End of period                                                            $   5,552       $   5,004
                                                                              =========       =========

See notes to condensed consolidated financial statements.

Pemstar Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
December 31, 2000
(In thousands, except per share data)

Note A--Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended December 31, 2000, are not necessarily indicative of the results that may be expected for the year ending March 31, 2001.

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

Note B--Inventories

The components of inventory consist of the following:

                                                                 December 31,           March 31,
                                                                    2000                  2000
                                                             -------------------    -----------------
                                                                         In Thousands
Raw materials                                                  $   91,002            $   49,948
Work in process                                                    17,986                 8,675
Finished goods                                                      6,631                 6,387
Less allowance for inventory obsolescence                          (1,311)                 (573)
                                                               ----------            ----------
                                                               $  114,308            $   64,437
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

On August 1, 2000 the Company purchased the common stock and business of Turtle Mountain Corporation (a provider of electronic manufacturing services to original equipment manufacturers) for $20,510, including assumed debt of $3,819, financed by borrowings on bank facilities. The transaction was accounted for as a purchase, resulting in additional goodwill of $9,680, which is being amortized over an estimated useful life of 20 years.

The pro forma unaudited results of operations for the nine months ended December 31, 2000 and 1999, assuming consummation of the purchases of Quadrus and Turtle Mountain Corporation and existence of the additional related indebtedness as of April 1, 1999, are as follows:

                                                                       Nine months Ended
                                                                          December 31,
                                                                ---------------------------------
                                                                    2000             1999
                                                                    ----             ----
                                                                      In Thousands, except
                                                                         per share data
Net sales                                                          $ 450,872        $ 313,042
Net income (loss)                                                      3,891           (2,393)
Per share data:
     Basic earnings                                                $    0.18        $   (0.21)
     Diluted earnings                                                   0.15            (0.21)

Note D--Comprehensive Income

Total comprehensive income was $3,236 and $852 for the three months ended December 31, 2000 and 1999, respectively, and $3,244 and $1,946 for the nine months ended December 31, 2000 and 1999, respectively. Comprehensive income differs from net income due to unrecognized foreign currency gains and losses.

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

Note F--Earnings Per Share Data

The following table set forth the computation of basic and diluted earnings per share for the periods indicated.


                                                           Three Months Ended               Nine months Ended
                                                              December 31,                    December 31,
                                                      -----------------------------   -----------------------------
                                                           2000           1999             2000           1999
                                                           ----           ----             ----           ----
                                                          In Thousands, except            In Thousands, except
                                                             per share data                  Per share data
Basic:
     Net income                                         $  2,636        $    991         $   3,891      $   2,294

     Average shares outstanding                           28,103          11,857            21,296         11,486

     Basic EPS                                          $   0.09        $   0.08         $    0.18      $    0.20
                                                        ========        ========         =========      =========

Diluted:
     Net income                                         $  2,636        $    991         $   3,891      $   2,294

     Average shares outstanding                           28,103          11,857            21,296         11,486
     Net effect of dilutive stock options--based on
         the treasury stock method                         2,338           1,526             2,422          1,538
     Assumed conversion of redeemable preferred
         stock                                                 -           4,710             2,226          3,957
                                                        --------        --------         ---------      ---------
     Totals                                               30,441          18,093            25,944         16,981
                                                        ========        ========         =========      =========

     Diluted EPS                                        $   0.09        $   0.05         $    0.15      $    0.13
                                                        ========        ========         =========      =========

During the three and nine months ended December 31, 2000, employees exercised stock options to acquire 194,080 and 414,880 shares at an average exercise price of $3.40 and $2.46 per share, respectively.

Item 2--Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Net sales for the third quarter of fiscal 2001 increased 65% to $184.4 million from $111.7 million for the third quarter of fiscal 2000. Net sales for the nine months ended December 31, 2000 increased 62% to $450.9 million from $277.9 million for the same period of fiscal 2000. The increase in net sales was due primarily to increased sales volume to certain new and existing customers and the first full quarter effect of the Turtle Mountain acquisition. The Company's five largest customers in the first nine months of fiscal 2001 accounted for approximately 63% of net sales with no single customer exceeding 26% of net sales. During the third quarter of fiscal 2001, the Company's five largest customers accounted for approximately 64% of net sales with no single customer exceeding 28% of net sales.

Gross profit increased $7.7 million to $16.0 million in the third quarter of fiscal 2001 from $8.4 million in the same quarter of fiscal 2000. Gross profit increased $15.4 million to $37.3 million during the first nine months of fiscal 2001 from $22.0 million in the same period of fiscal 2000. The increase in gross profit was due primarily to the higher sales volume.

Selling, general and administrative expenses were $10.2 million (5.5% of sales) in the third quarter of fiscal 2001, an increase of $4.5 million from $5.7 million (5.2% of sales) for the same quarter of fiscal 2000. Selling, general and administrative expenses were $25.8 million (5.7% of sales) during the first nine months of fiscal 2001, an increase of $11.0 million from $14.8 million (5.3% of sales) for the same period of fiscal 2000. The increase in selling, general and administrative expenses during the three and nine-month periods ended December 31, 2000 reflects the continued increase in staffing to build our global selling and administrative support infrastructure.

Amortization for the three and nine-month periods ended December 31, 2000 was $0.5 million and $1.4 million respectively compared to $0.3 million and $0.8 million respectively for the same periods of fiscal 2000. The increase was due to the amortization of goodwill arising out of the prior year acquisitions included for the full reporting period in the current fiscal year and the current year acquisition of Turtle Mountain Corporation.

Other income (expense), net was $0.2 million income for the third quarter of fiscal 2001 compared to $0.3 million expense for the same period of fiscal 2000. Other income (expense), net was $0.2 million income for the nine months ended December 31, 2000 compared to $0.9 million expense in the same period of fiscal 2000. This net change was a result of current year gains on sales of fixed assets and decreased exchange losses in certain international operations during the three and nine-month periods ended December 31, 2000.

Our interest expense increased $0.9 million to $1.9 million for the third quarter of fiscal 2001 from $1.0 million for the same period of fiscal 2000. Interest expense for the nine months ended December 31, 2000, increased $3.3 million to $5.4 million from $2.1 million for the comparable period of the prior fiscal year. This increase was primarily a result of increased borrowings required to fund working capital requirements from growth in business with existing customers and to fund the Turtle Mountain acquisition.

Income tax expense of $1.1 million represented an effective tax rate of 22.0% for the nine-month period ended December 31, 2000 compared with an effective tax rate of 33.4% for the nine-month period ended December 31, 1999. This decrease was due primarily to lower foreign tax rates applicable to an increased portion of pretax income for the nine months ended December 31, 2000.

Liquidity and Capital Resources

The Company has funded its operations from the proceeds of bank debt, private offerings of debt, private and public offerings of equity, cash and cash equivalents generated from operations and lease financing of capital equipment. As of December 31, 2000, the Company had cash and cash equivalents of $5.6 million, total bank and other interest bearing debt totaling $88.3 million and $19.3 million available for future borrowing under its credit facilities subject to compliance with certain financial covenants.

Net cash used in operating activities for the nine months ended December 31, 2000 was $57.2 million compared to $6.9 million for the comparable period of the prior fiscal year. The increase in net cash used in operating activities was attributable to increases in accounts receivable and inventory balances due to sales volume growth, which was partially offset by increased accounts payable and depreciation.

Net cash used in investing activities for the nine months ended December 31, 2000 was $48.0 million compared to $44.3 million for the comparable period of the prior fiscal year. Capital expenditures increased $22.8 million in the nine months ended December 31, 2000 compared to the prior fiscal year. This increase in capital expenditures was incurred principally for printed circuit board assembly equipment, buildings and general equipment and information technology upgrades across several of our facilities.

Net cash provided by financing activities for the nine months ended December 31, 2000 was $107.6 million compared to $55.4 million for the comparable period of the prior fiscal year. Our principal source of cash from financing activities in the nine months ended December 31, 2000 was net proceeds of $95.6 million from the initial public offering, the exercise of employee stock options, and collection of loans to shareholders and proceeds of $97.4 million from borrowing on existing and additional bank credit facilities, offset by debt payments totaling $88.5 million.

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

Forward-looking Statements: This discussion contains certain "forward-looking"
--------------------------
statements. These forward-looking statements are based on management's expectations and beliefs concerning future events. Forward-looking statements are necessarily subject to risks, uncertainties and other factors, many of which are outside the control of the Company, that could cause actual results to differ materially from such statements. These uncertainties and other factors include such things as: dependence of internal earnings growth on economic conditions and growth in the domestic and international electronics manufacturing services industry; changes in the Company's relationships with customers and suppliers, including short notices of changes in required production volumes; increases in costs of or market shortages in key raw materials, exposure to market risk from changes in interest rates and foreign currency exchange rates; and other risks and uncertainties. The foregoing list is not exhaustive and the Company disclaims any obligation to subsequently revise any forward-looking statements to reflect events or circumstances after the date of such statements.

Item 3--Quantitative and Qualitative Disclosure of Market Risk

Not applicable.

Part II.  Other Information

Item 1--Legal Proceedings

During the period covered by this report, there were no legal proceedings instituted that are reportable.

Item 2--Changes in Securities and Use of Proceeds

During the period covered by this report, there were no changes in Securities and Use of Proceeds

Item 3--Default on Senior Securities

There have been no events of default on the Company's senior securities agreements.

Item 4--Submission of Matters to a Vote of Security Holders

There have been no new matters submitted to a vote of security holders.

Item 5--Other Information

No information is required in response to this requirement.

Item 6--Exhibits and Reports on Form 8-K

(a)  Exhibit 10--Material contracts
     i. Stock Purchase Agreement with HongGuan Technologies PTE Ltd. dated November 15, 2000
     ii.  Banking Facility Agreement with HSBC dated November 10, 2000

(b) Exhibit 27--Financial Data Schedule (submitted in electronic format for use of Commission only)

(c) The registrant filed one report on Form 8-K dated January 24, 2001, since the last filing on Form 10-Q.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      Pemstar Inc.

Date:      February 13, 2001          \s\ Allen J. Berning
     -----------------------------    --------------------------------------
                                      Allen J. Berning
                                      Chairman and Chief Executive Officer


Date:      February 13, 2001          \s\ William J. Kullback
     -----------------------------    ---------------------------------------
                                      William J. Kullback
                                      Vice President and Chief Financial Officer