Form 10-K
period 2001-03-31
PEMSTAR INC
filed 2001-06-29
CIK 924829

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                          -----------------------------
                                    FORM 10-K
(Mark One)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended March 31, 2001

                                       OR

[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________ to ________.

                          Commission File No. 000-31223

                                  Pemstar Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Minnesota                                   41-1771227
---------------------------------           ------------------------------------
 (State or other jurisdiction of                       (I.R.S. Employer
  incorporation or organization)                       Identification No.)

    3535 Technology Drive N.W.
       Rochester, Minnesota                                 55901
----------------------------------          ------------------------------------
       (Address of principal                             (Zip Code)
         executive offices)

       Registrant's telephone number, including area code: (507) 288-6720

        Securities registered pursuant to Section 12(b) of the Act: None

    Securities registered pursuant to Section 12(g) of the Act: Common Stock,
                                                                $.01 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[X] Yes   [_] No

The aggregate market value of voting stock held by non-affiliates of the registrant, as of June 11, 2001, was approximately $327,347,545 (based on the last sale price of such stock as reported by the Nasdaq Stock Market National Market).

The number of shares outstanding of the registrant's common stock, $.01 par value, as of June 11, 2001, was 28,700,325.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Annual Report to Shareholders for the fiscal year ended March 31, 2001 are incorporated by reference into Parts I, II and IV. Portions of the registrant's Proxy Statement for the Annual Meeting of Shareholders to be held July 26, 2001 are incorporated by reference into Part
III. Portion's of the registrant's Registration Statement on Form S-1 (File No. 333-37162), the registrant's Registration Statement on Form S-1 (File No. 333-60832), and the registrant's Quarterly Reports on Form 10-Q for the periods ending September 30, 2000 (File No. 000-31223) and December 31, 2000 (File No. 000-31223) are incorporated by reference into Part IV.

                                     PART I.

     This Annual Report on Form 10-K (the "Report") contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1933, as amended. All forward-looking statements are inherently uncertain as they are based on current expectations and assumptions concerning future events or Pemstar's future performance. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. Forward-looking statements are not descriptions of historical facts. The words or phrases "will likely result," "look for," "may result," "will continue" "is anticipated," "expect," "project" or similar expressions are intended to identify forward-looking statements, and are subject to numerous known and unknown risks and uncertainties. Actual results could differ materially from those currently anticipated due to a number of factors, including those identified in the "Risk Factors" filed as Exhibit 99.1 to this Report and in Pemstar's Registration Statements on Form S-1 filed with the Securities and Exchange Commission. Pemstar undertakes no obligation to update or publicly announce revisions to any forward-looking statements to reflect future events or developments.

     PEMSTAR(R) is a registered trademark of Pemstar Inc. Other trademarks and trade names appearing in this Annual Report on Form 10-K are the property of their respective holders.

ITEM 1.  BUSINESS

Overview

     Pemstar Inc., incorporated in Minnesota in 1994, is a rapidly growing provider of electronics manufacturing services to original equipment manufacturers in the communications, computing, data storage, industrial and medical equipment markets. We offer our communications industry customers substantial expertise and experience in optical and wireless components and systems markets that are experiencing rapidly growing demand for specialized engineering and manufacturing services. We provide a comprehensive range of engineering, manufacturing and fulfillment services to our customers on a global basis through fifteen facilities strategically located in North America, Asia, Europe and South America. Our comprehensive service offerings support our customers' needs from product development and design through manufacturing to worldwide distribution and aftermarket support

Services

     We offer a comprehensive range of engineering, manufacturing and fulfillment services that support our customers' products from initial design through prototyping, design validation, testing, ramp to volume production, worldwide distribution and aftermarket support. We support all of our service offerings with a comprehensive supply chain management system, superior quality management program and sophisticated information technology systems. Our comprehensive service offerings enable us to provide a complete solution for our customers' outsourcing requirements.

     Engineering Services

     New Product Design, Engineering, Prototype & Test. We offer a full spectrum of new product design, prototype, test and related engineering services that shorten product development cycles, resulting in faster time to market and reduced costs for our customers. Our multi-disciplined engineering teams provide expertise in a number of core competencies critical to serving original equipment manufacturers in our target markets, including industrial design, mechanical and electrical hardware, firmware, software and systems integration and support. We create specifications, design, prototype, validate and ramp our customers' products into high volume manufacturing. Our technical expertise includes electronic circuit design for analog, digital, radio frequency and microwave printed circuit boards and application specific integrated circuits.

     Custom Test and Automation Equipment Design & Build Services. We provide our customers with a comprehensive range of custom functional test equipment, process automation and replication services. We have substantial expertise in tooling, testers, equipment control, systems planning, automation, floor control, systems integration, replication and programming. Our custom functional test equipment, process automation and replication services are available to original equipment manufacturers as part of our full service product design and manufacturing services package or on a stand-alone basis for products designed and manufactured elsewhere. We are also a merchant provider of customer test equipment and automation systems to original equipment manufacturers. Our ability to provide these services allows us to capitalize on original equipment manufacturers' increasing needs for custom manufacturing solutions and provide an additional opportunity to introduce customers to our comprehensive engineering and manufacturing services.

     Revenues from our engineering services were 5.7%, 4.2% and 4.3% of our total net sales in fiscal 2001, 2000 and 1999, respectively.

     Manufacturing Services

     Printed Circuit Board Assembly & Test. We offer a wide range of printed circuit board assembly and test services, including printed circuit board assembly, assembly of subsystems, circuitry and functionality testing of printed assemblies, environmental and stress testing and component reliability testing.

     Flex Circuit Assembly & Test. We provide original equipment manufacturers with a wide range of flexible circuit assembly and test services. We utilize specialized tooling strategies and advanced procedures to minimize circuit handling and ensure that consistent processing parameters are maintained throughout the assembly process. All of our manufacturing activities are monitored to comply with strict environmental controls and to maintain our product quality standards.

     Systems Assembly & Test. We offer a wide range of systems assembly and test services that enhance product quality and product life cycles. Our manufacturing capabilities include the design, development and building of test strategies and equipment for our customers' products which utilize manual, mechanized or fully automated production lines to improve product quality, reduce costs and improve delivery time to customers. As original equipment manufacturers seek to provide greater functionality in smaller products, they require more sophisticated systems assembly technologies and processes. Our expertise in advanced precision and electromechanical technologies and optical manufacturing services and our continued investment in technology enables us to meet our customers' changing needs and gives our customers access to a wide variety of advanced manufacturing solutions without having to make substantial capital investments. In order to meet our customers' demand for systems assembly and test services, we offer subassembly build, final assembly, functionality testing, configuration and software installation and final packaging services.

     Precision Electromechanical Assembly & Test. We offer a full spectrum of precision electromechanical assembly and test services that can be utilized in a variety of advanced applications. We design, develop and build product specific manufacturing processes utilizing manual, mechanized or fully automated lines to meet our customers' product volume and quality requirements. All of our assembly and test processes are developed according to customer specifications and replicated within our facilities.

     Revenues from manufacturing services were 94.3%, 95.8% and 95.7% of our total net sales in fiscal 2001, 2000 and 1999, respectively.

     Fulfillment Services

     Product Configuration and Distribution. We provide our customers with product configuration and global distribution services that complement our engineering and manufacturing services and enable our customers to be responsive to changing market demands and reduce time to market. We have developed a Web-based collaboration interface that enables real-time communication with our customers. We utilize sophisticated software that allows us to customize product runs to configure the products made to the specifications in our customers' orders. Our global distribution capabilities allow us to distribute products to customers, distributors and end-users around the world. We provide inventory programs that allow our customers to manage the shipment and delivery of products. As part of these inventory programs, a customer may request that its inventory be stored at a site closer to the customer prior to distribution, which streamlines the distribution process and decreases delivery times.

     Aftermarket Services. All of our products carry a 90 day warranty. In addition, we provide our customers with a range of aftermarket services, including repair, replacement, refurbishment, remanufacturing, exchange, systems upgrade and spare part manufacturing for storage subsystems. These services are tracked and supported by specific information technology systems that can be tailored to meet our customers' individual requirements.

     Our fulfillment services are not billed separately, but are provided as part of our manufacturing services.

Value-Added Support Systems

     We support our engineering, manufacturing, distribution and aftermarket support services with an efficient supply chain management system and a superior quality management program. All of our value-added support services are implemented and managed through sophisticated information technology systems, which enable us to collaborate with our customers throughout all stages of the engineering, manufacturing and order fulfillment processes.

     Supply Chain Management

     Our supply chain management system reduces our customers' total costs by assisting them in the selection of components during the product design stage to ensure advantageous sourcing and pricing from preferred suppliers and distributors. We employ a supplier certification process to ensure that suppliers of key components have predictable and stable manufacturing processes capable of supplying components that meet or exceed our quality requirements. We have strong relationships with a broad range of materials and component suppliers and distributors based on our commitment to use them on a preferred basis. In addition, our product design and volume procurement capabilities enhance our ability to secure supplies of materials and components at advantageous pricing.

     We utilize a full complement of electronic data interchange transactions, or EDI, with our suppliers to coordinate forecasts, orders, reschedules, inventory and component lead times. We also have developed a Web-based collaboration interface that utilizes products from AGILE Software Corporation and i2 Technologies to collaborate with our supply chain partners in real-time on product content and engineering change management. We are in the process of implementing our Web-based interfaces and real-time supply chain management software products across all of our facilities to enhance our ability to rapidly scale operations to meet customer needs, shift capacity in response to product demand fluctuations, reduce materials costs and effectively distribute products to our customers or their end-customers.

     Quality Management

     We believe quality management is paramount to providing quality engineering and manufacturing services to our customers. We employ several quality management systems, which ensure the highest quality services and customer satisfaction. All of our assembly and test activities are supported by advanced statistical engineering and metrics control techniques, including yield management and failure analysis, which improve product and service quality. Statistical information is regularly reviewed by each facility's management team to ensure we are achieving our quality goals and customer satisfaction. Our customers can access our quality data information through our Web-based program management system and monitor our commitment to quality assurance.

     Our facilities in Rochester, Minnesota; San Jose, California; and Almelo, the Netherlands are ISO 9001 certified, and our manufacturing facilities in Mexico and Thailand are ISO 9002 certified. ISO 9001 is a certification process comprised of 20 quality system requirements to ensure quality in the areas of design, development, production, installation and servicing of products. ISO 9002 is a certification process similar to the ISO 9001 requirements. ISO 9001 applies to engineering services, while ISO 9002 applies to manufacturing services. In addition, all of our facilities engaged in medical product design and manufacture are FDA/QSR compliant, and our Rochester, Minnesota facilities are QS 9000 certified. QS 9000 is a certification process from the nation's major automakers that focuses on continuous improvement, defect reduction, variation reduction and elimination of waste. We are currently pursuing ISO 14000 environment certification for all of our facilities which applies to environmental aspects of product management systems and life cycle impacts. In addition, we have initiated TL 9000 certification for our facilities that service the telecommunications, optical and wireless industries. We are also implementing a Six Sigma quality enhancement program.

     Information Systems

     Information systems are a critical element for achieving our business objectives. We believe that our significant investment in sophisticated information systems will deliver competitive advantages for our customers by improving product quality and operational flexibility. Our enterprise resource planning systems, or ERP systems, provide product and production information to our supply chain management and engineering change management systems. These ERP systems also provide us with real-time financial and materials management data. Our information systems also control serialization and quality data for all of our facilities around the world utilizing state-of-the-art statistical process control techniques for continuous process improvements. We will continue to make significant investments in Web-based collaboration tools that will leverage the speed and technology of the Internet to facilitate the flow of information, both within Pemstar and with our customers and suppliers, resulting in superior quality products, quicker response time for our clients and reduced time to market.

Manufacturing Technologies

     We offer original equipment manufacturers expertise in a wide variety of traditional and advanced manufacturing technologies. Our technical expertise supports standard printed circuit board assembly as well as increasingly complex products that require advanced engineering skills and equipment. We intend to continue to maintain our technical expertise in traditional methods and processes and to continue developing and maintaining our expertise in advanced and emerging technologies and processes.

     We provide original equipment manufacturers with expertise in manufacturing technologies used in the production of optical and wireless components and systems, including:

     o    Adhesives. Precision application of bonding agents to components.

     o Conformal Coating. This technology involves applying a film coating to printed circuit board assemblies and other assemblies to protect them from environmental damage.

     o Laser Welding. Utilizing lasers, we can conduct high-precision welding of materials.

     o Hybrid Optical/Electrical Printed Circuit Board Assembly and Test. We have technology that enables us to assemble circuit board assemblies containing both light or laser components and electrical components.

     o Sub-micron Alignment of Optical Sub-Assemblies. We have technology that enables us to align components within increments of less than one millionth of a meter.

     Our manufacturing technology expertise also includes the following areas applicable to both printed circuit board assembly and application specific flexible circuits:

     o Surface Mount Technology. Utilizing this technology, component leads are attached to a circuit board by soldering to a circuit board without any holes or leads protruding through the board. This technology is used for higher density products because both sides of the board can be used and can be automated for high volume production.

     o Fine Pitch. Fine pitch technology also involves the attachment of a component onto a circuit board by soldering. Pitch refers to the spacing of component leads and patterns. With fine pitch and ultra fine pitch technology, the distance between the individual component leads is much smaller, making this technology useful for products requiring smaller packaging and higher board densities.

     o Ball Grid Array. A ball grid array is a method of mounting an integrated circuit or other component onto a printed circuit board. Rather than using traditional leads, the component is attached directly to the bottom of the package with small balls of solder. When assembled onto a circuit board, these solder balls form an interconnect with conducive pads on the surface of the board. This method allows for greater component density and is used in printed circuit boards with higher layer counts.

     o Flip Chip. A flip chip is a structure that houses circuits which are interconnected without leads. This technology involves mounting an electronic device face down directly to a circuit board utilizing solder balls attached to the device. The electrical interconnections are then surrounded with an adhesive-type underfill for protection. Flip chips are utilized to minimize printed circuit board surface area when compact packaging and higher product performance is required.

     o Chip On Board/Wirebonding. This technology involves the attachment of an electronic device face-up directly to a circuit board and then making individual electronic connections by bonding conducive wires to the board and the device. The completed assembly is then encapsulated in a polymer. This technology eliminates the need for packaging the circuit, and allows for additional miniaturization of products.

     o In-Circuit Test. This technology involves the verification of specific portions of a circuit board for basic electronic properties associated with manufacturing defects.

     o Board Level Functional Test. This technology simulates the ultimate end-use functionality of a completed circuit board assembly.

     o Stress Testing. This technology verifies the functionality of a completed printed circuit board assembly while intentionally introducing adverse environmental conditions such as temperature extremes, humidity and vibration to screen out potential problems or failures otherwise not detectable until the product is in use.

Customers

     Our customers include established original equipment manufacturers, including such industry leaders as Diva Systems, Efficient Networks, Fluke Corporation, Fujitsu, Honeywell, IBM, Motorola, Pinnacle, RSA and Seagate. We also have relationships with a number of emerging optical and wireless systems original equipment manufacturers, including Interwave, ONI Systems, Optical Solutions, Qlogic, Repeater Technologies, Terayon and Western Multiplex. Our customers include established and emerging original equipment manufacturers in the communications, computing, data storage, industrial and medical equipment industries. The following table shows the percentage of our net sales in each of the markets we serve for the fiscal years ended March 31, 1999, 2000 and 2001.

                                                   Fiscal Year Ended
                                                       March 31,
                                                 ---------------------
                        Markets                  1999     2000    2001
                        -------                  ----     ----    ----
         Communications (1)...................    16%     40%     53%
         Computing............................    60       26      25
         Data Storage.........................    18       20      10
         Industrial Equipment.................     3       13      11
         Medical Equipment....................     3        1       1
                                                 ---      ---     ---
         Total................................   100%     100%    100%
                                                 ===      ===     ===
--------
(1) Includes optical systems, which represented 1.0%, 5.4% and 10.3% of our net sales in fiscal 1999, 2000 and 2001, respectively.

     The following table indicates, for fiscal 2001, our ten largest customers in terms of net sales, in alphabetical order, and the primary products for which we provided our services.

         OEM Customers                End Products
         -------------                ------------
         Diva Systems................ Cable video equipment
         Efficient Networks.......... Broadband access devices
         Electronics For Imaging..... Networking equipment
         Fluke Corporation........... Industrial instrumentation
         IBM......................... Computing, network and storage equipment
         Interwave................... Wireless communications equipment
         Motorola.................... Wireless communications devices
         Pinnacle.................... Computer video equipment
         Qlogic...................... Communications and switching equipment
         Western Multiplex........... Wireless network products


     In fiscal 2001, IBM represented approximately 22.5% of our net sales, Motorola represented approximately 16.1% of our net sales and Efficient Networks represented 10.6% of our net sales.

 Sales and Marketing

     We market our engineering, manufacturing and fulfillment services through a sales force of seventeen full-time senior sales professionals located in North America, Europe and Asia. Our North American sales force is assisted by four manufacturers representative organizations. Our direct sales efforts in North America are organized into four regions, Eastern, Central, Rocky Mountain and Western. Sales in each region are managed by an experienced director of sales with the assistance of a director of technical sales who coordinates engineering sales across all four regions. Our direct sales personnel have knowledge of local markets, which we believe is critical to identifying new customers and developing new business opportunities. Substantially all of our net sales in fiscal 2001 were generated through our internal sales force. Our executive management team is integral to our sales efforts, with each member being assigned to a North American, European or Asian region in which the executive interfaces with customers to ensure customer satisfaction and generate additional business opportunities.

     Our sales and marketing professionals target original equipment manufacturers that require a comprehensive outsourcing solution in the communications, computing, data storage, industrial and medical equipment industries and whose outsourcing requirements will utilize our global facilities and capabilities. Our marketing strategy focuses on developing close working relationships with our customers early in the design phase and throughout the lifecycle of a product. To facilitate these relationships, a customer support team is assigned to each customer to service all of the customer's needs throughout the outsourcing process. Each customer support team consists of a dedicated program manager, project buyer, production control planner, manufacturing engineer and quality engineer. The program manager serves as the customer's single point of contact for all of the customer's requirements on a worldwide basis and, with the support of the team, has responsibility for managing all aspects of the customer's project.

 Intellectual Property

     We have developed proprietary processes and program management methodologies that enable us to shorten time to market and to deliver high quality products in a cost-effective manner. Our intellectual property portfolio of patents, patent applications, trade secrets and other proprietary information consists primarily of unique processes that enable us to develop and manufacture custom test equipment solutions for our customers. We currently have three patents and twenty-five patent applications filed for technology and methodologies relating to process automation, test equipment, product quality and reliability, manufacturing processes, failure analysis, process control techniques and test equipment. These proprietary processes are grouped into building blocks that can be applied in a variety of applications.

     Our multi-disciplined engineering teams continually seek to develop new testing and manufacturing equipment and processes to meet our customers' changing needs and provide custom solutions at an affordable cost. Our engineers often incorporate custom built equipment into our own proprietary manufacturing systems to maximize the equipment's functionality and optimize manufacturability. Because these systems are based on our proprietary technology, they can be quickly replicated in our facilities and provided to our customers in a cost-efficient manner.

     To protect our proprietary rights, we rely largely upon a combination of patents, trade secret laws, non-disclosure agreements with our customers and our internal confidentiality procedures and employee confidentiality agreements. Although we take steps to protect our proprietary information and trade secrets, misappropriation may still occur. We believe that our proprietary design and manufacturing processes do not infringe on the proprietary rights of others.

     We license some technology from third parties that we use in providing engineering and manufacturing services to our customers. We believe that these licenses are generally available on commercial terms from a number of licensors. Generally, the agreements governing this technology grant us non-exclusive, worldwide licenses with respect to the subject technology and could terminate upon a material breach by us.

Research and Development

     The market for our services is characterized by rapidly changing technology and continuing process development. Original equipment manufacturers are demanding smaller, faster and higher performance products. These demands require increasingly complex engineering and manufacturing capabilities. We are committed to developing new design and manufacturing technologies and enhancing our existing technologies. Since our formation in 1994, we have made substantial investments in technology and equipment to meet our customers' needs and maintain our competitive advantage. Our expenditures for research and development in fiscal 2001, 2000 and 1999 were $489,000, $410,000 and $387,000, respectively.

     Our close relationships with customers in the early stages of product design allows us to develop new products that utilize innovative technology in a variety of engineering disciplines. These close relationships assist us in identifying emerging products and related technologies in target markets, which allows us to develop and expand our existing technology, or to develop or obtain new technology that will enable us to remain competitive in the electronics manufacturing services industry. As a result of our commitment to maintaining advanced technological capabilities, we have developed substantial expertise in communications, particularly in the areas of optical and wireless technologies, which we believe gives us a competitive advantage over many other electronics manufacturing services providers.

Employees

     As of March 31, 2001, we had 4,215 full-time employees. In addition to our full-time employees, we regularly hire part-time and temporary (contract) employees. Given the variable nature of our project flow and the quick response time required by our customers, it is critical that we be able to quickly ramp-up and ramp-down our production capacities to maximize efficiency. To achieve this, our strategy has been to employ a skilled temporary labor force, as required. Except for our 248 employees located in Almelo, the Netherlands, none of our employees are unionized. We believe our employee relations are good, and we have not experienced any work stoppages at any of our facilities.

International Operations

     A key element in our business strategy is to expand our global presence to provide engineering, manufacturing and fulfillment services in locations that meet our customers' regional requirements. Consistent with this strategy, we have established international design and manufacturing facilities in China, Japan, Mexico, the Netherlands, Singapore, Thailand, Brazil and Ireland. We will continue to seek strategic opportunities to acquire facilities throughout the world, especially in low-cost regions, either through divestitures by original equipment manufacturers or the acquisition of, or strategic partnering with, engineering and manufacturing service companies.

     In May 1999, we acquired a facility located in Almelo, the Netherlands from Fluke Corporation. The acquisition of our Netherlands facility increased our engineering design capabilities, particularly in the areas of electrical and industrial design. This facility also gives us the ability to rapidly distribute products for our European and North American customers. In connection with this acquisition, we entered into a three-year supply agreement to provide manufacturing and design services to Fluke Corporation, which expires in 2002.

     Our Mexican facility, located in Guadalajara, Mexico and our Chinese facility located in Tianjin, China, represent new operations established in September 1997 and June 1998, respectively. Establishment of these facilities has enabled us to provide low-cost manufacturing and order fulfillment services for our customers on a global basis. Our facility in Guadalajara is located in Mexico's emerging communications and computing markets, and our expansion into this region has provided us with the opportunity to attract new customers in those industries. In 2000, we expanded our Mexican facility from 60,000 to130,000 square feet to accommodate growth in this region. Similarly, our expansion into China has enabled us to reduce our customers' manufacturing costs while giving us access to new customers in the communications, computing and data storage industries.

     Our Bangkok, Thailand facilities were initially a strategic partnership with Italade Technology Holdings, Ltd. These facilities are now owned by a wholly-owned subsidiary of Pemstar. We are currently building a new high-volume manufacturing facility outside of Bangkok in a tax-free industrial zone to expand our manufacturing capabilities and provide cost effective solutions for our customers. Our Thailand operations are strategically situated in the rapidly expanding Asian communications, computing and data storage markets, giving us access to new customers in those industries.

     In October 1998, we formed a joint venture located in Singapore called Pemstar-Honguan Pte. Ltd. with Honguan Technologies. Honguan Technologies is a Singapore company that is engaged in fabrication of metal tools and components. In 2001, we acquired 100% ownership interest in Pemstar-Honguan Pte. Ltd and subsequently re-named this company Pemstar Singapore Pte. Ltd. Our facility in Singapore has significantly enhanced our service capabilities in the data storage industry by adding specialized disk drive design and manufacturing capabilities. This facility also provides critical sales support for customers in the United States, Southeast Asia, the Philippines, Japan and Korea.

     In 2001, we established new facilities in Hortolandia, Brazil, in response to the needs of an existing customer. This facility has enabled us to reduce the time and cost to bring our customer's products to market in Brazil, while providing us with the opportunity to attract new customers in that region.

     In 2001, we also established an engineering facility in Yokohama, Japan. This facility supports the engineering and design services needs of our customers in the wireless systems markets and also supports the outsourcing of capital equipment at our Singapore facilities. In 2001, we also established a facility in Navan, Ireland, which is in the process of starting operations.

Competition

     The electronics manufacturing services industry is highly competitive and we compete against numerous domestic and foreign engineering and manufacturing service companies. We believe that the principal competitive factors in our industry are:

     o    Service offerings;

     o    Technological capabilities;

     o    Scale of operations and financial strength;

     o    Geographic location and coverage;

     o    Pricing;

     o    Product quality;

     o    Meeting product delivery schedules; and

     o    Flexible and timely response to design and schedule changes.

     We believe that large, publicly-traded original equipment manufacturers prefer to enter into outsourcing relationships with other public electronics manufacturing services providers that present them with the opportunity to build a long-term relationship because of their greater access to capital and resulting financial stability. Many of our competitors are substantially larger and have greater financial, operating, manufacturing and marketing resources than we do. Some of our competitors have broader geographic breadth and range of services than we do. In addition, some of our competitors may have stronger relationships with our existing customers than we do. We believe that we are well positioned to compete against these larger competitors due to our worldwide engineering, product quality, flexibility and timeliness in responding to design and schedule changes, reliability in meeting product delivery schedules, pricing, the provision of value-added services and geographic location.

     We also face competition from the manufacturing operations of our current and potential customers, who continually evaluate the relative benefits of internal manufacturing compared to outsourcing. As more original equipment manufacturers dispose of their manufacturing assets and increase their use of outsourcing, we face increasing competitive pressure to grow our business in order to maintain our competitive position.

Governmental Regulation

     Our operations are subject to federal, state and local regulatory requirements relating to environmental, waste management and health and safety measures relating to the use, release, storage, treatment, transportation, discharge, disposal and clean-up of hazardous substances and wastes, as well as practices and procedures applicable to the construction and operation of our plants. In addition, we are required to register with the United States Food and Drug Administration as a medical device manufacturer. The FDA and various state agencies inspect our facilities from time to time to determine whether we are in compliance with the FDA's Quality Systems Regulation relating to medical device manufacturing companies, including regulations concerning manufacturing, testing, quality control and product labeling practices. The current costs of compliance are not material to us, and we are not presently aware of any facts or circumstances that would cause us to incur significant costs or liabilities in the future related to environmental, health and safety law compliance.

ITEM 2.  PROPERTIES

     Our executive offices are located in Rochester, Minnesota, where we also have engineering and manufacturing facilities. We also have other U.S. facilities located in San Jose, California, Taunton, Massachusetts, Dunseith, North Dakota and Austin, Texas, as well as facilities in China, Japan, Mexico, the Netherlands, Singapore, Thailand, Brazil and Ireland. Information about these facilities is set forth below:

                                            Approximate
Location                                    Square Feet    Owned/Leased     Principal Services
--------                                    -----------    ------------     ------------------
Rochester, Minnesota (2 facilities)...        156,000          Owned     Headquarters, engineering
                                               69,000          Leased         and manufacturing

San Jose, California (2 facilities)...        141,000          Leased    Engineering and
                                               38,000          Leased         manufacturing

Bangkok, Thailand (2 facilities)......         67,000          Leased    Manufacturing
                                               20,000          Leased

Almelo, the Netherlands...............        132,000          Leased    Engineering and
                                                                              manufacturing

Guadalajara, Mexico...................        130,000          Leased    Manufacturing

Tianjin, China (2 facilities).........         70,000          Leased    Manufacturing
                                               40,000          Leased

Boston, Massachusetts.................         85,000          Leased    Engineering and
                                                                              manufacturing

Dunseith, North Dakota................         30,000          Owned     Manufacturing
                                               35,000          Leased

Hortolandia, Brazil...................         30,000          Leased    Manufacturing


Navan, Ireland........................         27,000          Leased    Manufacturing

Singapore.............................         20,000          Leased    Engineering and
                                                                              manufacturing

Austin, Texas.........................         10,000          Leased    Manufacturing

Yokohama, Japan.......................          1,000          Leased    Engineering

We believe our facilities are well maintained and suitable for their respective operations. We anticipate that as our business grows, we will need to acquire, lease or build additional facilities. We may encounter unforeseen difficulties, costs or delays in expanding our facilities.

ITEM 3.  LEGAL PROCEEDINGS

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                    PART II.

ITEM 5.  MARKET FOR PEMSTAR'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

     Our common stock has been quoted on the Nasdaq National Market under the symbol "PMTR" since our initial public offering of common stock in August 2000. The following table sets forth, for the periods indicated, the high and low sales prices per share of our common stock, as reported on the Nasdaq National Market.

                                                              High       Low
                                                             -------   -------
          Fiscal 2001:
               Second Quarter (beginning August 8, 2000)...  $25.875   $11.219
               Third Quarter...............................  $20.000   $ 5.500
               Fourth Quarter..............................  $15.250   $ 6.250

          Fiscal 2002:
               First Quarter (through June 25, 2001).......  $14.800   $ 6.375

     As of June 25, 2001, our common stock was held by approximately 419 shareholders of record.

     We have never declared or paid any dividends on our capital stock and do not anticipate paying any cash dividends in the foreseeable future. We currently intend to retain future earnings to fund the development and growth of our business.

ITEM 6.  SELECTED FINANCIAL DATA

     The information required by this item is incorporated by reference from the information under the caption "Summary of Consolidated Financial Data" on page 14 of our 2001 Annual Report to Shareholders (the "Annual Report") delivered to our shareholders on June 25, 2001.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information required by this item is incorporated by reference from the information under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 15 through 18 of the Annual Report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The information required by this item is incorporated by reference from the information under the sub-heading " Quantitative and Qualitative Disclosures About Market Risk" under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on page 18 of the Annual Report.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by this item concerning financial statements is incorporated by reference from the information contained on pages 19 through 29 of the Annual Report. The information required by this item concerning supplementary financial information is incorporated by reference from the information on page 31 of the Annual Report under the caption "Other Information."

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     The information required by this item is incorporated by reference from the information on page 15 of our Definitive Proxy Statement filed with the Securities and Exchange Commission on June 25, 2001 in connection with the solicitation of proxies for our Annual Meeting of Shareholders to be held on July 26, 2001 (the "Proxy Statement").

                                    PART III.

ITEM 10. DIRECTORS AND OFFICERS

     The information required by this item is incorporated by reference from the information under the caption "Election of Directors" contained on pages 4 through 6 of the Proxy Statement and the information under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" on page 13 of the Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this item is incorporated by reference from the information under the caption "Executive Compensation" on pages 7 through 11 of the Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is incorporated by reference from the information under the caption "Security Ownership of Certain Beneficial Owners and Management" on page 2 of the Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is incorporated by reference from the information under the caption "Certain Relationships and Related Transactions" on page 14 of the Proxy Statement.

                                    PART IV.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)   Financial Statements

     1. The following consolidated financial statements of Pemstar Inc. and subsidiaries and the Independent Auditors' Report thereon, included in the Annual Report to Stockholders, are incorporated by reference in Part II, Item 8, hereof:

     Report of Independent Auditors

     Consolidated Balance Sheets -- March 31, 2001 and March 31, 2000

     Consolidated Statements of Income --Years ended March 31, 2001, March
          31, 2000 and March 31, 1999

     Consolidated Statements of Shareholders' Equity --Years ended March 31,
          2001, March 31, 2000 and March 31, 1999

     Consolidated Statements of Cash Flows--Years ended March 31, 2001,
          March 31, 2000 and March 31, 1999

     Notes to Consolidated Financial Statements

     2. The following Independent Auditors' Report on Consolidated Financial Statements of Pemstar Inc. and subsidiaries for the year ended March 31, 1999 is included at the end of this Report:

     Report of Independent Auditors

(a)(2)   Financial Statement Schedules

     The consolidated financial statement schedule of Pemstar Inc. and subsidiaries and the Independent Auditors' Reports thereon required to be filed as part of this Annual Report of Form 10-K are listed below and are included at the end of this Report.

     Independent Auditors' Reports

     Schedule II--Valuation and Qualifying Accounts--Years ended March 31, 2001, March 31, 2000 and March 31, 1999

     All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

(a)(3)   Exhibits

3.1 Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1 (File No. 333-37162)).

3.2 Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-1 (File No. 333-37162)).

4.1 Form of Certificate of Common Stock of the Company (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-1 (File No. 333-37162)).

4.2 Form of Rights Agreement, dated as of _____________________, 2000, between the Company and __________________________, as Rights Agent (incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-1 (File No. 333- 37162)).

4.3 Credit Agreement between the Company and U.S. Bank National Association, as amended on August 31, 1999, October 14, 1999, November 23, 1999, December 20, 1999, March 13, 2000, May 5, 2000 and August 1, 2000 (incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-1 (File No. 333-37162)).

4.4 Amendment No. 8, dated December 2000, to the Credit Agreement, referenced at Exhibit 4.3 above (incorporated by reference to Exhibit 4.4 to the Company's Registration Statement on Form S-1 (File No. 333-60832)).

4.5 Revolving Credit Agreement, dated as of May 5, 2000, between the Company and IBM Credit Corporation, as amended on August 1, 2000 (incorporated by reference to Exhibit 4.4 to the Company's Registration Statement on Form S-1 (File No. 333-37162)).

4.6 ING Bank District Oost Nederland Credit Facility, dated May 26, 1999 (incorporated by reference to Exhibit 4.5 to the Company's Registration Statement on Form S-1 (File No. 333-37162)).

4.7 The Company agrees to furnish supplementally to the Securities and Exchange Commission upon request a copy of any instrument defining the rights of holders of long-term debt not being filed as an exhibit in reliance on Item 601(b)(4)(iii)(A) of Regulation S-K (incorporated by reference to Exhibit
     4.6 to the Company's Registration Statement on Form S-1 (File No. 333-37162)).

10.1 Asset Purchase Agreement dated as of April 30, 1999, by and between the Company and Bell Microproducts, Inc. (incorporated by reference to Exhibit
     10.2 to the Company's Registration Statement on Form S-1 (File No. 333-37162)).

10.2 Supply Agreement dated April 30, 1999, between the Company, Fluke Corporation and Fluke Industrial B.V. (incorporated by reference to Exhibit
     10.3 to the Company's Registration Statement on Form S-1 (File No. 333-37162)).

10.3 Form of Change in Control Agreement (incorporated by reference to Exhibit
     10.4 to the Company's Registration Statement on Form S-1 (File No. 333-37162)).*

10.4 Form of Promissory Note (incorporated by reference to Exhibit 10.5 to the Company's Registration Statement on Form S-1 (File No. 333-37162)).

10.5 Form of Promissory Note (incorporated by reference to Exhibit 10.6 to the Company's Registration Statement on Form S-1 (File No. 333-37162)).

10.6 Series A Stock Purchase Agreement, dated as of February 12, 1998, between the Company and the parties names therein (amended), (incorporated by reference to Exhibit 10.7 to the Company's Registration statement on Form S-1 (File No. 333-37162)).

10.7 First Amendment to Series A Stock Purchase Agreement, dated as of March 27, 1998, between the Company and the parties named therein (incorporated by reference to Exhibit 10.8 to the Company's Registration Statement on Form S-1 (File No. 333-37162)).

10.8 Series B Stock Purchase Agreement, dated as of June 7, 1999, between the Company and the parties named therein (incorporated by reference to Exhibit
     10.9 to the Company's Registration Statement on Form S-1 (File No. 333-37162)).

10.9 First Amended and Restated Investor Rights Agreement, dated as of June 7, 1999 between the Company and certain shareholders (incorporated by reference to Exhibit 10.10 to the Company's Registration Statement on Form S-1 (File No. 333-37162)).

10.10 First Amended and Restated Shareholders' Agreement dated June 7, 1997, between the Company and certain shareholders (incorporated by reference to Exhibit 10.11 to the Company's Registration Statement on Form S-1 (File No. 333-37162)).

10.11 Pemstar Inc. 1994 Stock Option Plan (incorporated by reference to Exhibit
     10.12 to the Company's Registration Statement on Form S-1 (File No. 333-37162)).*

10.12 Pemstar Inc. 1995 Stock Option Plan (incorporated by reference to Exhibit
     10.13 to the Company's Registration Statement on Form S-1 (File No. 333-37162)).*

10.13 Pemstar Inc. 1997 Stock Option Plan (incorporated by reference to Exhibit
     10.14 to the Company's Registration Statement on Form S-1 (File No. 333-37162)).*

10.14 Pemstar Inc. Amended and Restated 1999 Stock Option Plan (incorporated by reference to Exhibit 10.15 to the Company's Registration Statement on Form S-1 (File No. 333-37162)).*

10.15 Pemstar Inc. 2000 Stock Option Plan (incorporated by reference to Exhibit
     10.16 to the Company's Registration Statement on Form S-1 (File No. 333-37162)).*

10.16 Supplementary Contract, dated March 24, 2000, between Pemstar (Tianjin) Enterprise Co. Ltd. and Tianjin Yat-Sen Scientific-Industrial Park International, Inc. (incorporated by reference to Exhibit 10.17 to the Company's Registration Statement on Form S-1 (File No. 333-37162)).

10.17 Lease Agreement, dated June 4, 1997, between Italade Technology (Thailand) Limited and Italade-Pemstar Limited (incorporated by reference to Exhibit
     10.18 to the Company's Registration Statement on Form S-1 (File No. 333-37162)).

10.18 Lease, dated June 29, 1998, between the Company and Leslie E. Nelson as Trustee of the Leslie E. Nelson Revocable Trust dated December 20, 1994, as amended (incorporated by reference to Exhibit 10.19 to the Company's Registration Statement on Form S-1 (File No. 333-37162)).

10.19 Sub-Lease Agreement, dated February 3, 1999, between Hongguan Technologies
     (S) Pte. Ltd. and Pemstar-Hongguan Pte. Ltd. (incorporated by reference to
     Exhibit 10.20 to the Company's Registration Statement on Form S-1 (File No. 333-37162)).

10.20 Lease Agreement dated September 30, 1998, between Guadalajara Industrial Technologico, S.A. de C.V. and Pemstar de Mexico S.A. de C.V. (incorporated by reference to Exhibit 10.21 to the Company's Registration Statement on Form S-1 (File No. 333-37162)).

10.21 Sublease for Office Premises, dated May 1, 1999, between Pemstar B.V. and Fluke Industrial B.V. and Lease Agreement for Office Premises dated July 11, 1997 between Fortress Beheer I B.V. & Garden End Building B.V. and Fluke Industrial B.V. (incorporated by reference to Exhibit 10.22 to the Company's Registration Statement on Form S-1 (File No. 333-37162)).

10.22 Sublease Assignment Agreement dated June 8, 1999 between the Company and Bell Microproducts, Inc. (incorporated by reference to Exhibit 10.23 to the Company's Registration Statement on Form S-1 (File No. 333-37162)).

10.23 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.24 to the Company's Registration Statement on Form S-1 (File No. 333-37162)).*

10.24 Stock Purchase Agreement dated as of June 20, 2000, between the Company and John Miller, Robert Wilmot, Robert Wilmot Family Charitable Remainder Trust, Chris Wilmot, Matthew Wilmot, Jessica Wilmot, Damian Wilmot, Patricia Miller, Brett McAtee, Michael Miller, Willard Patty, Keith Knudson, Kim Johnson, Greg Berginski and Michael Kelly (incorporated by reference to Exhibit 10.25 to the Company's Registration Statement on Form S-1 (File No. 333-37162)).

10.25 Promissory Note dated October 4, 2000 between the Company and General Electric Capital Corporation (incorporated by reference to Exhibit 10(i) to the Company's Quarterly Report on Form 10-Q for the period ending September 30, 2000 (File No. 000-31223)).

10.26 Land and Factory Lease Agreement dated April 27, 2000 between the Company and Thai Factory Development Public Company Limited (incorporated by reference to Exhibit 10(ii) to the Company's Quarterly Report on Form 10-Q for the period ending September 30, 2000 (File No. 000-31223)).

10.27 Master Lease Agreement dated November 1, 2000 between the Company and GE Capital (Thailand) Ltd. (incorporated by reference to Exhibit 10(iii) to the Company's Quarterly Report on Form 10-Q for the period ending September 30, 2000 (File No. 000-31223)).

10.28 Lease Agreement dated August, 2000 between Pemstar De Mexico, S.A. de C.V. and Guadalajara Industrial Tecnologico, S.A. de C.V. (incorporated by reference to Exhibit 10(iv) to the Company's Quarterly Report on Form 10-Q for the period ending September 30, 2000 (File No. 000-31223)).

10.29 Rental Agreement dated September 28, 2000 between Pemstar B.V. and GE Capital B.V. (incorporated by reference to Exhibit 10(v) to the Company's Quarterly Report on Form 10-Q for the period ending September 30, 2000 (File No. 000-31223)).

10.30 Multi-Tenant Industrial Triple Net Lease dated March 12, 2000 between the Company and Senter Road, LLC (incorporated by reference to Exhibit 10(vi) to the Company's Quarterly Report on Form 10-Q for the period ending September 30, 2000 (File No. 000-31223)).

10.31 Stock Purchase Agreement between the Company and HongGuan Technologies PTE Ltd. dated November 15, 2000 (incorporated by reference to Exhibit 10(i) to the Company's Quarterly Report on Form 10-Q for the period ending December 31, 2000 (File No. 000-31223)).

10.32 Banking Facility Agreement between Pemstar (Thailand) Ltd. and HSBC dated November 10, 2000 (incorporated by reference to Exhibit 10(ii) to the Company's Quarterly Report on Form 10-Q for the period ending December 31, 2000 (File No. 000-31223)). 10.33 Lease Agreement dated April 30, 2001, between the Company and James F. Matthews and Judith Matthews (incorporated by reference to Exhibit 10.33 to the Company's Registration Statement on Form S-1 (File No. 333-60832)).

10.34 Asset Purchase Agreement dated as of May 7, 2001, between the Company, U.S. Assemblies New England, Inc., MATCO Electronics Group, Inc. and James
     F. Matthews (incorporated by reference to Exhibit 10.34 to the Company's Registration Statement on Form S-1 (File No. 333-60832)).

10.35 Lease Agreement, dated September 15, 2000, between Pemstar (Tianjin) Enterprise Co. Ltd. and Tianjin Yat-Sen Scientific Industrial ParkInternational, Inc.(incorporated by reference to Exhibit 10.35 to the Company's Registration Statement on Form S-1 (File No. 333-60832)).

10.36 Promissory Note date December 20, 2000 between the Company and Allen J. Berning (incorporated by reference to Exhibit 10.6 to the Company's Registration Statement on Form S-1 (File No. 333-37162)).

10.37 Lease Agreement, dated April 22, 1981, between the City of Dunseith, North Dakota and Turtle Mountain Corporation (incorporated by reference to
     Exhibit 10.37 to the Company's Registration Statement on Form S-1 (File No. 333-60832)).

13.1 Portions of the 2001 Annual Report to Shareholders incorporated by reference herein.

16.1 Statement Regarding Change in Certifying Accountant (incorporated by reference to Exhibit 16.1 to the Company's Registration Statement on Form S-1 (File No. 333-60832)).

21.1 Subsidiaries of the Company.

23.1 Consent of McGladrey & Pullen, LLP.

23.2 Consent of Ernst & Young LLP.

99.1 Risk Factors Relating to Pemstar's Business.
-----------------------
* Management contract or compensatory plan or arrangement required to be filed as an exhibit to Form 10-K pursuant to Item 14(c) of this Report.

(b)  Reports on Form 8-K

     On February 7, 2001, we filed a report on Form 8-K in connection with the resignation of Michael Odrich from our Board of Directors. No other reports on Form 8-K were filed during the quarter ended March 31, 2001.

(c)  Exhibits

     See Exhibit Index and Exhibits attached to this Report.

(d)  Financial Statement Schedules

     See Financial Statement Schedules included at the end of this Report.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Rochester, State of Minnesota.
                                      PEMSTAR INC.


Date: June 29, 2001               By: /s/ Allen J. Berning
                                      ------------------------------------------
                                      Allen J. Berning
                                      Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities indicated on , 2001.

Signature                      Title                                   Date

/s/ Allen J. Berning           Chairman, Chief Executive Officer and   June 29, 2001
-----------------------------  Director (principal executive officer)
Allen J. Berning


/s/ William J. Kullback        Chief Financial Officer (principal      June 29, 2001
-----------------------------  financial officer and principal
William J. Kullback            accounting officer)


/s/ Robert R. Murphy           Director                                June 29, 2001
-----------------------------
Robert R. Murphy


/s/ Steve V. Petracca          Director                                June 29, 2001
-----------------------------
Steve V. Petracca


/s/ Karl D. Shurson            Director                                June 29, 2001
-----------------------------
Karl D. Shurson


/s/ Robert D. Ahmann           Director                                June 29, 2001
-----------------------------
Robert D. Ahmann


                               Director
-----------------------------
Thomas A. Burton


/s/ Hargopal Singh             Director                                June 29, 2001
-----------------------------
Hargopal (Paul) Singh


/s/ Gregory S. Lea             Director                                June 29, 2001
-----------------------------
Gregory S. Lea


                               Director
-----------------------------
Bruce M. Jaffe


                         REPORT OF INDEPENDENT AUDITORS

To the Shareholders and Directors of Pemstar Inc.

We have audited the consolidated statements of income, shareholders' equity, and cash flows of PEMSTAR Inc. for the year ended March 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the Company's consolidated results of operations, changes in shareholders' equity and cash flows for the year ended March 31, 1999, in conformity with generally accepted accounting principles.


                                       /s/ McGLADREY & PULLEN, LLP

Rochester, Minnesota
May 10, 1999

                                                                     SCHEDULE II

                         REPORT OF INDEPENDENT AUDITORS


See report of Ernst & Young LLP included in Exhibit 23.2 included herein.

                                                                     SCHEDULE II

                         REPORT OF INDEPENDENT AUDITORS


To the Shareholders and Directors of Pemstar Inc.

     Our audit was made for the purpose of forming an opinion on the 1999 basic consolidated financial statements taken as a whole. The consolidated supplemental Schedule II listed in Item 14 of this report is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a part of the basic consolidated financial statements. The information for the year ended 1999 in this schedule has been subjected to the auditing procedures applied in our audit of the basic consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole.


                                       /s/ McGLADREY & PULLEN, LLP

Rochester, Minnesota
May 10, 1999

                                                                     SCHEDULE II

Schedule II--Valuation and Qualifying Accounts

Pemstar Inc.

                 Col. A.                      Col. B                Col. C               Col. D        Col. E
                 -------                      ------                ------               ------        ------
                                                                  Additions
                                                          ---------------------------
                                                                         Charged to
                                            Balance at     Charged to      Other                     Balance at
                                           Beginning of    Costs and    Accounts--     Deductions   End of Period
               Description                    Period        Expenses    Described      Described
                                                                   (Amounts in thousands)
YEAR ENDED MARCH 31, 2001
Reserve and allowances deducted from
    accounts
    Allowance for uncollectible accounts       $  553         $  696     $       -         $  15 (1)    $1,234
    Allowance for inventory obsolescence          573          1,747             -           166 (2)     2,154

YEAR ENDED MARCH 31, 2000
Reserve and allowances deducted from
    accounts
    Allowance for uncollectible accounts           53            545             -            45 (1)       553
    Allowance for inventory obsolescence            -            573             -             -           573

YEAR ENDED MARCH 31, 1999
Reserve and allowances deducted from
    accounts
    Allowance for uncollectible accounts            6             74             -            27 (1)        53

--------
(1)  Write-off of accounts receivable determined to be uncollectible.
(2)  Disposal of obsolete inventories.