Form 10-Q
period 2001-06-30
PEMSTAR INC
filed 2001-08-13
CIK 924829

                                 UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549

                              FORM 10-Q

                              (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR15(D) OF THE SECURITIES EXCHANGE
ACT OF 1934 FOR THE PERIOD ENDED      June 30, 2001
                                 -----------------------

                                 OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE PERIOD From ___________ to ___________.

Commission file number     000-31223
                      -------------------

                             PEMSTAR INC.
           (Exact name of registrant as specified in its charter)

         Minnesota                                              41-1771227
-------------------------------                              -------------------
(State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization)                               Identification No.)

                       3535 TECHNOLOGY DRIVE N.W.
                          ROCHESTER, MN 55901
                 (Address of principal executive officers)
                              (Zip Code)

                            (507) 288-6720
              ----------------------------------------------------
            (Registrant's telephone number, including area code)

                            Not applicable
         ---------------------------------------------------------------
       (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practical date.

Common Stock, $0.01 Par Value, 35,378,144 shares as of July 31, 2001.

Index
Pemstar Inc.

Part I.  Condensed Consolidated Financial Information

                                                                          Page

Item 1.  Financial Statements (Unaudited)

         Condensed consolidated balance sheets - June 30, 2001
         (unaudited) and March 31, 2001................................     3

         Condensed consolidated statements of income (unaudited)- Three
         months ended June 30, 2001 and 2000...........................     4

         Condensed consolidated statements of cash flows (unaudited)-
         Three months ended June 30, 2001 and 2000.....................     5

         Notes to condensed consolidated financial statements
         (unaudited)- June 30, 2001....................................   6-8

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations.....................................  8-10

Item 3.  Quantitative and Qualitative Disclosure of Market Risk..........  11

Part II. Other Information

Item 1.  Legal Proceedings...............................................  12

Item 2.  Changes in Securities and Use of Proceeds.......................  12

Item 3.  Defaults upon Senior Securities.................................  12

Item 4.  Submission of Matters to a Vote of Security Holders.............  12

Item 5.  Other Information...............................................  12

Item 6.  Exhibits and Reports on Form 8-K................................  12

Signatures...............................................................  13

Part I.  Financial Information

Pemstar Inc.
Condensed Consolidated Balance Sheets
(In thousands, except per share data)


                                                                June 30,   March 31,
                                                                    2001        2001
                                                                --------    --------
                                                              (Unaudited)  (Note A)
Assets
Current assets
   Cash and equivalents                                         $  8,331    $  5,882
   Restricted cash                                                    45         459
   Accounts receivable, net                                      112,152     106,510
   Inventories - Note B                                          128,615     113,421
   Deferred income taxes                                           1,241       1,322
   Prepaid expenses and other                                     18,273      15,572
                                                                --------    --------
Total current assets                                             268,657     243,166

Property, plant and equipment                                    108,354      95,720
Less accumulated depreciation                                    (25,330)    (21,914)
                                                                --------    --------
                                                                  83,024      73,806

Goodwill, net                                                     38,056      29,164
Other assets                                                       3,949       2,048
Deferred income taxes                                                835         893
                                                                --------    --------
Total assets                                                    $394,521    $349,077
                                                                ========    ========

Liabilities and shareholders' equity
Current liabilities
   Bank overdraft                                               $  9,198    $ 13,443
   Accounts payable                                               67,437      70,791
   Income taxes payable                                              321       1,197
   Other current liabilities                                      14,352      12,762
   Current maturities of long-term debt                           11,748       9,041
   Current maturities of capitalized lease obligations             4,403       4,081
                                                                --------    --------
Total current liabilities                                        107,459     111,315

Long-term debt, less current maturities                           37,997      75,136
Capital lease obligations, less current maturities                10,204       9,737
Other deferred credits                                             2,118       2,177

Shareholders' equity
   Common stock, par value $0.01 per share--authorized
     150,000 shares, issued and outstanding 35,192 at
     June 30, 2001 and 28,294 at March 31, 2001                      352         283
   Additional paid-in capital                                    220,341     137,139
   Accumulated other comprehensive loss                           (2,727)     (2,299)
   Retained earnings                                              20,365      17,853
   Loans to shareholders                                          (1,588)     (2,264)
                                                                --------    --------
                                                                 236,743     150,712
                                                                --------    --------
Total liabilities and shareholders' equity                      $394,521    $349,077
                                                                ========    ========

See notes to condensed consolidated financial statements.

Pemstar Inc.
Condensed Consolidated Statements of Income (Unaudited)
(In thousands, except per share data)

                                                          Three Months Ended
                                                                June 30,
                                                         ----------------------
                                                              2001        2000
                                                          --------    --------

Net sales                                                 $167,204    $122,604
Costs of goods sold                                        151,765     112,696
                                                          --------    --------
   Gross profit                                             15,439       9,908

Selling, general and administrative expenses                10,130       7,520
Amortization                                                   478         343
                                                          --------    --------
   Operating income                                          4,831       2,028

Other (income)expense--net                                    (217)        236
Interest expense                                             2,006       1,863
                                                          --------    --------
Income(loss) before income taxes                             3,042         (54)

Income tax expense (benefit)                                   530        (203)
                                                          --------    --------
Net income                                                $  2,512    $    149
                                                          ========    ========


Net income per common share:
   Basic                                                     $0.08       $0.01
   Diluted                                                    0.08        0.01

Shares used in computing net income per common share:
   Basic                                                    30,153      13,892
   Diluted                                                  32,041      20,574


See notes to condensed consolidated financial statements.

Pemstar Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

                                                         Three Months Ended
                                                              June 30,
                                                         ------------------
                                                             2001      2000
                                                         --------   -------

Cash flows from operating activities:
   Net income                                            $  2,512   $   149
   Adjustments to reconcile net income to net cash
      used in operating activities:
      Depreciation                                          4,075     2,509
      Amortization                                            623       343
      Deferred revenue                                        (60)     (105)
      Deferred income taxes
      Other                                                   (39)      (58)
      Change in operating assets and liabilities:
         Accounts receivable                               (5,853)   (7,853)
         Inventories                                      (13,182)   (8,733)
         Prepaid expenses and other                        (6,686)   (2,688)
         Accounts payable                                  (3,166)   12,097
         Accrued expenses and other                         6,399     2,074
                                                         --------   -------
            Net cash used in operating activities         (15,377)   (2,265)
Cash flows from investing activities:
   (Increase)/decrease in restricted cash                  (1,249)      213
   Business acquisitions, net of cash acquired            (12,870)
   Purchases of property and equipment                     (8,837)   (7,613)
                                                         --------   -------
            Net cash used in investing activities         (22,956)   (7,400)
Cash flows from financing activities:
   Bank overdrafts                                         (4,244)   (2,165)
   Proceeds from sale/exercise of stock options             1,916       988
   Proceeds from stock sales                               79,774
   Principal payments on long-term borrowings             (41,255)   (6,689)
   Proceeds from long-term borrowings                       4,336    19,038
   Increase of intangibles                                    (10)     (308)
   Other                                                      237       (34)
                                                         --------   -------
            Net cash provided by financing activities      40,755    10,830

Effect of exchange rate changes on cash                        27        59
                                                         --------   -------
Net increase in cash and cash equivalents                   2,449     1,224

Cash and cash equivalents:
   Beginning of period                                      5,882     2,727
                                                         --------   -------

   End of period                                         $  8,331   $ 3,951
                                                         ========   =======

See notes to condensed consolidated financial statements.

Pemstar Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2001
(In thousands, except per share data)


Note A--Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended June 30, 2001, are not necessarily indicative of the results that may be expected for the year ending March 31, 2002.

The balance sheet at March 31, 2001 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Pemstar Inc. Annual Report on Form 10-K filed with the Securities and Exchange Commission.

Note B--Inventories

The components of inventory consist of the following:

                                              June 30,   March 31,
                                                  2001        2001
                                              --------     -------
                                                   In Thousands

Raw materials                                 $105,417    $ 94,971
Work in process                                 14,642      11,042
Finished goods                                  10,037       9,562
Less allowance for inventory obsolescence       (1,481)     (2,154)
                                              --------    --------
                                              $128,615    $113,421
                                              ========    ========

Note C--Acquisitions

On August 1, 2000 the Company purchased the common stock and business of Turtle Mountain Corporation (a provider of electronic manufacturing services to original equipment manufacturers) for $20,201, including assumed debt of $3,819, financed by borrowings on bank facilities.

On May 7, 2001, we acquired of the business of U.S. Assemblies New England, Inc., which operates through an 85,000 square foot facility located in Taunton, Massachusetts and accounted for the acquisition as a purchase. This acquired business is not material to the Company's overall operations. The acquisition cost was $14.5 million, including the assumption of $1.6 million of indebtedness.

The pro forma unaudited results of operations for the three months ended June 30, 2001 and 2000, assuming consummation of the purchase of Turtle Mountain Corporation and existence of the additional related indebtedness as of April 1, 2000, are as follows:

                              Three Months Ended
                                    June 30,
                                  2001       2000
                              --------   --------
                              In Thousands, except
                                 per share data

Net sales                     $167,207   $134,814
Net income                       2,512        430
Per share data:
 Basic earnings               $   0.08   $   0.03
 Diluted earnings                 0.08       0.02

Note D--Comprehensive Income

Total comprehensive income(loss) was $2,085 and $(17) for the three months ended June 30, 2001 and 2000. Comprehensive income(loss) differs from net income due to unrecognized currency gains and losses.

Note E--Earnings Per Share Data

The following table set forth the computation of basic and diluted earnings per share for the periods indicated.

                                                     Three Months Ended
                                                           June 30,
                                                     ------------------
                                                          2001     2000
                                                       -------  -------
                                                     In Thousands, except
                                                        per share data

Basic:
 Net income                                            $ 2,512  $   149

 Average shares outstanding                             30,153   13,892

 Basic EPS                                             $  0.08  $  0.01
                                                       =======  =======

Diluted:
 Net income                                            $ 2,512  $   149

 Average shares outstanding                             30,153   13,892
 Net effect of dilutive stock options--based on the
  treasury stock method                                  1,888    1,972
 Assumed conversion of redeemable preferred stock                 4,710
                                                       -------  -------
 Totals                                                 32,041   20,574
                                                       =======  =======

 Diluted EPS                                           $  0.08  $  0.01
                                                       =======  =======

During the first quarter of fiscal 2002, employees exercised stock options to acquire 712 shares at an average exercise price of $4.96 per share.

Note F--Subsequent Events

In June, 2001, the Company completed a public offering of its common stock raising $79.4 million in aggregate net proceeds from the issuance of 6,275 new common shares.

The cash proceeds were used to repay existing indebtedness under the credit facilities with IBM Credit Corporation and US Bank. As of March 31, 2001, the credit facility with IBM had $40.0 million of outstanding borrowings, an effective interest rate of 9.2% and a final maturity date of May 2002, and the credit facility with US Bank had $21.2 million of outstanding borrowings, an effective interest rate of 8.5% and a final maturity date of August 2002. Net proceeds from this offering in excess of outstanding borrowings as of March 31, 2001 were used to repay additional borrowings under these credit facilities incurred after that date. Borrowings in the current quarter under these credit facilities were used to fund working capital, capital expenditures and the acquisition of the Taunton, Massachusetts, facility.

Item 2--Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Net sales for the first quarter of fiscal 2002 increased $44.6 million, or 36.4%, to $167.2 million, from $122.6 million for the comparable three months of the prior fiscal year. This increase resulted from internal growth and strategic acquisitions. In the quarter ended June 30, 2001, our internal growth, which excludes net sales increases from operations acquired in the preceding twelve months, accounted for $31.6 million, or 71%, of total growth and was driven by new and existing projects in North America and Asia. Our acquisition of Turtle Mountain and U.S. Assemblies New England, Inc. accounted for $13.0 million, or 29% of the increase in sales.

For the first quarter of fiscal 2002, our gross profit increased $5.5 million to $15.4 million or 9.2% of net sales compared to $9.9 million or 8.1% of net sales in the first quarter of the prior fiscal year. These increases from the prior fiscal year period were a result of higher sales volumes from existing and new customers and the acquisition of Turtle Mountain.

Selling, general and administrative expenses in the first quarter of fiscal 2002 increased $2.6 million to $10.1 million from $7.5 million in the first quarter of fiscal 2001. This increase was primarily driven by added sales and administrative infrastructure, increased investment in information technology and the selling, general and administrative expenses of acquired businesses. As a percentage of sales, selling, general and administrative expenses remained at 6.1% of net sales.

Amortization increased $0.2 million to $0.5 million for the first quarter of fiscal 2002 from $0.3 million for the first quarter of the prior fiscal year. This increase was a result of amortization of goodwill arising out of the acquisitions.

Other income (expense), net was $0.2 million of income for the first quarter of fiscal 2002 compared to $0.2 million of expense in the first quarter of fiscal 2001. This change was principally a result of exchange gains in certain international operations.

Our interest expense increased $0.1 million to $2.0 million for the first quarter of fiscal 2002 from $1.9 million for the comparable period of the prior fiscal year. This increase was primarily a result of increased borrowings required to fund capital expenditures, increased working capital requirements and the U.S. Assemblies New England Inc. acquisition.

Income tax expense increased $0.7 million to $0.5 million in the first quarter of fiscal 2002 from a tax benefit of $0.2 million. This increase resulted from increased income before taxes in the first quarter of fiscal 2002. The effective tax rate for the first quarter of fiscal 2002 was 17.4%, comparable to the prior year annual rate, resulting from the expected mix of income from domestic and international locations.

Liquidity and Capital Resources

During the quarter ended June 30, 2001, the Company completed its second public offering of common stock, raising $79.4 million in net proceeds.

Our principal historic sources of liquidity have been borrowings under our various credit facilities and debt instruments, private and public offerings of equity, including sales to employees under stock option and stock purchase plans, cash generated from operations and lease financing of capital equipment and facilities. Our principal uses of cash have been to finance working capital, acquisitions, new operations, and capital expenditures and to fulfill debt service requirements. We anticipate these uses will continue to be our principal uses of cash in the future.

Net cash used in operating activities for the three months ended June 30, 2001 was $15.4 million compared to $2.3 million for the comparable period of the prior fiscal year. The increase in cash used in operations resulted primarily from the increased working capital requirements from the higher sales volumes partially offset by the increased net income, deprecation and amortization.

Net cash used in investing activities for the three months ended June 30, 2001 increased by $15.6 million to $23.0 million compared to $7.4 million for the comparable period of the prior fiscal year. This increase resulted primarily from $12.9 million used in the acquisition of U.S. Assemblies New England Inc., and $8.8 million used for capital expenditures. Capital expenditures were principally used for optical technology and manufacturing equipment, information technology investments, and a new facility in Thailand.

Net cash provided by financing activities for the three months ended June 30, 2001 was $40.8 million compared to $10.8 million for the comparable period of the prior fiscal year. Our principal source of cash from financing activities in the three months ended June 30, 2001 was proceeds of $79.4 million from our second public offering offset by net debt repayments of $41.3 million in the quarter.

As of June 30, 2001, we had unrestricted cash and cash equivalents of $8.3 million and total borrowings including capital lease obligations of approximately $64.4 million. Of these borrowings, we had approximately $15.2 million outstanding under our US Bank revolving credit facility and $15.0 million outstanding under our IBM Credit Corporation credit facility. On June 30, 2001, we entered into a new credit facility with IBM Credit Corporation, which extends the facility to June, 2003 and provides for borrowings up to $80.0 million and an incremental revolving credit facility of $50.0 million, and amended our US Bank credit facility to reduce our available borrowings from $55.0 million to $30.0 million. We also have a $3.2 million credit facility serving our Netherlands operations. As of June 30, 2001, we had $2.7 million outstanding under our Netherlands credit facility. Each credit facility bears interest on outstanding borrowings at variable interest rates, which as of June 30, 2001 were 7.61% for the IBM facility, 7.81% for the US Bank facility and 7.00% for the Netherlands facility. All of these credit facilities are secured by substantially all of our assets. We are also required to meet financial covenants under these facilities relating to net income as a percentage of net sales, the ratio of our liabilities to net worth, the ratio of our current assets to current liabilities, the ratio of our earnings before interest, taxes, depreciation and amortization, or EBITDA, less specified expenditures, to our principal and interest payments, our tangible net worth and capital expenditures. As of June 30, 2001 we were in compliance with all debt covenants.

As of June 13, 2001, we received $79.4 million of net proceeds resulting from the sale of 5.4 million shares in our second public offering of our common stock and the complete exercise of 0.9 million shares in the underwriters' over-allotment option allowed in the underwriting agreement. We used these net proceeds, at that time, to pay down the US Bank facility by $26 million and the IBM Credit Corporation facility by $51 million, including the pay off of an $8.5 million IBM Credit Corporation term loan facility secured to partially fund the Turtle Mountain acquisition.

We believe that the proceeds from this public offering of common stock, cash flows from operating activities and borrowings available to us will be sufficient to fund working capital, planned capital expenditures and debt service requirements for the next 12 months. However, as a part of normal business practice, we regularly review potential acquisitions and additional new operations opportunities, as well as major new manufacturing program opportunities with new or existing customers, any of which may require us to sell additional equity or secure additional financing during this period. The sale of additional equity could result in additional dilution to our shareholders. Situations may occur, wherein, financing arrangements may not be available in amounts or on terms acceptable to us.

Item 3--Quantitative and Qualitative Disclosure of Market Risk

Not applicable.

Part II. Other Information

Item 1--Legal Proceedings

During the period covered by this report, there were no legal proceedings instituted that are reportable.

Item 2--Changes in Securities and Use of Proceeds

As previously disclosed in the Company's Registration Statement on Form S-1, effective June 7, 2001, the company sold 6,275,000 of its common shares in its public offering. Proceeds of the offering were used to pay down the US Bank facility by $26 million and the IBM Credit Corporation facility by $51 million.

Item 3--Default on Senior Securities

There have been no events of default on the Company's senior securities agreements

Item 4--Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders was held on July 26, 2001 at the main offices of the Company at 3535 Technology Drive NW, Rochester, Minnesota. The stockholders took the following actions (with voting tallies, from eligible voting shares, as noted):

    i. Elected three Class I directors for terms expiring in 2004 as disclosed in the Company's Proxy Statement effective June 25, 2001. (Robert D. Ahmann: Votes for-16,699,123, withheld-2,172,109; Bruce M.
        Jaffee: Votes for-18,731,999, withheld-139,233; Karl D. Shurson: Votes for-16,389,492, withheld-2,481,740)

    ii. Ratified the appointment of Ernst & Young LLP as independent public accountants for the fiscal year ending March 31, 2002. (Votes for-18,721,681, against-78,010, abstained-71,541)

Item 5--Other Information

No information is required in response to this requirement.

Item 6--Exhibits and Reports on Form 8-K

    (a)  Exhibit 10 - Material contracts

        i. Amended and Restated Revolving Credit Agreement dated June 29, 2001 between IBM Credit Corporation and Pemstar Inc. and Turtle Mountain Corporation.

        ii. Loan and Security Agreement dated June 28, 2001 between U.S. Bank National Association and Pemstar Inc.

       iii. Lease agreement dated 5 April, 2001 between Derraglen Trading Limited and Pemstar Ireland Limited and Pemstar, Inc.

    (b) The registrant did not file any reports on Form 8-K during the three months ended June 30, 2001.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                Pemstar Inc.


Date:      August 13, 2001            /s/ ALLEN J. BERNING
     ---------------------------      -----------------------------------------
                                      Allen J. Berning
                                      Chairman and Chief Executive Officer


Date:      August 13, 2001            /s/ WILLIAM J. KULBACK
     ---------------------------      -----------------------------------------
                                      William J. Kullback
                                      Vice President and Chief Financial Officer