Form 10-Q
period 2001-09-30
PEMSTAR INC
filed 2001-11-09
CIK 924829

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

                                   (Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE PERIOD ENDED September 30, 2001

                                       OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE PERIOD From ___________ to ___________.

Commission file number  000-31223
                        ---------

                                  PEMSTAR INC.
             (Exact name of registrant as specified in its charter)

                Minnesota                             41-1771227
     -------------------------------              ------------------
     (State or other jurisdiction of               (I.R.S. Employer
     incorporation or organization)               Identification No.)


                           3535 TECHNOLOGY DRIVE N.W.
                              ROCHESTER, MN  55901
                   (Address of principal executive officers)
                                   (Zip Code)


                                (507) 288-6720
             ----------------------------------------------------
             (Registrant's telephone number, including area code)


                                Not applicable
             ----------------------------------------------------
             (Former name, former address and former fiscal year,
                         if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___.

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practical date.

Common Stock, $0.01 Par Value -- 36,476,699 shares as of October 31, 2001.

Index
Pemstar Inc.

Part I.  Condensed Consolidated Financial Information                      Page

Item 1.  Financial Statements

         Condensed consolidated balance sheets - September 30, 2001
           (unaudited) and March 31, 2001.................................. 3

         Condensed consolidated statements of income (unaudited) -
           Three months ended September 30, 2001 and 2000 and six
           months ended September 30, 2001 and 2000........................ 4

         Condensed consolidated statements of cash flows (unaudited) -
           Six months ended September 30, 2001 and 2000.................... 5

         Notes to condensed consolidated financial statements (unaudited) -
           September 30, 2001.............................................. 6-8

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations....................................... 9-11

Item 3.  Quantitative and Qualitative Disclosure of Market Risk............ 12

Part II. Other Information

Item 1.  Legal Proceedings................................................. 13

Item 2.  Changes in Securities and Use of Proceeds......................... 13

Item 3.  Defaults upon Senior Securities................................... 13

Item 4.  Submission of Matters to a Vote of Security Holders............... 13

Item 5.  Other Information................................................. 13

Item 6.  Exhibits and Reports on Form 8-K.................................. 13

Signatures................................................................. 14

Part I.  Financial Information

Pemstar Inc.

Condensed Consolidated Balance Sheets                       September 30,         March 31,
(In thousands, except per share data)                           2001                2001
                                                          ----------------     ---------------
                                                             (Unaudited)           (Note A)
Assets
Current assets
     Cash and equivalents                                         $ 12,621            $  5,882
     Accounts receivable, net                                      123,968             106,510
     Inventories, net                                              124,968             113,421
     Unbilled services                                              15,517               9,734
     Deferred income taxes                                           1,567               1,322
     Prepaid expenses and other                                     12,529               6,297
                                                          ----------------     ---------------
Total current assets                                               291,170             243,166

Property, plant and equipment                                      124,013              95,720
     Less accumulated depreciation                                 (28,803)            (21,914)
                                                          ----------------     ---------------
                                                                    95,210              73,806

Goodwill, net                                                       55,320              29,164
Deferred income taxes                                                  960                 893
Other assets                                                         4,329               2,048
                                                          ----------------     ---------------

Total assets                                                      $446,989            $349,077
                                                          ================     ===============

Liabilities and shareholders' equity
Current liabilities
     Bank overdraft                                               $  2,110            $ 13,443
     Accounts payable                                               74,045              70,791
     Accrued expenses and other                                     18,328              12,762
     Income taxes payable                                              557               1,197
     Current maturities of long-term debt                           15,328               9,041
     Current maturities of capitalized lease obligations             4,684               4,081
                                                          ----------------     ---------------
Total current liabilities                                          115,052             111,315

Long-term debt, less current maturities                             61,384              75,136
Capital lease obligations, less current maturities                   9,558               9,737
Other deferred credits                                               7,040               2,177

Shareholders' equity
   Common stock, par value $0.01 per share--authorized
    150,000 shares, issued and outstanding 36,464 at
    September 30, 2001 and 28,294 at March 31, 2001                    364                 283
   Additional paid-in capital                                      232,685             137,139
   Accumulated other comprehensive loss                             (1,631)             (2,299)
   Retained earnings                                                23,337              17,853
   Loans to shareholders                                              (800)             (2,264)
                                                          ----------------     ---------------
         Total shareholders' equity                                253,955             150,712
                                                          ----------------     ---------------
Total liabilities and shareholders' equity                        $446,989            $349,077
                                                          ================     ===============

See notes to condensed consolidated financial statements.

Pemstar Inc.
Condensed Consolidated Statements of Income (Unaudited)
(In thousands, except per share data)

                                                    Three Months Ended                  Six Months Ended
                                                       September 30,                      September 30,
                                                ---------------------------        ---------------------------
                                                     2001           2000               2001            2000
                                                ------------    -----------        -----------     -----------
Net sales                                           $173,380       $143,902           $340,584        $266,506
Costs of goods sold                                  158,343        132,535            310,108         245,231
                                                ------------    -----------        -----------     -----------
     Gross profit                                     15,037         11,367             30,476          21,275

Selling, general and administrative expenses          10,395          8,062             20,525          15,582
Amortization                                             516            503                994             846
                                                ------------    -----------        -----------     -----------
     Operating income                                  4,126          2,802              8,957           4,847

Other (income) expense--net                             (194)          (275)              (411)            (39)
Interest expense                                       1,491          1,622              3,496           3,485
                                                ------------    -----------        -----------     -----------
Income before income taxes                             2,829          1,455              5,872           1,401

Income tax (benefit) expense                            (143)           349                388             146
                                                ------------    -----------        -----------     -----------
Net income                                          $  2,972       $  1,106           $  5,484        $  1,255
                                                ============    ===========        ===========     ===========

Net income per common share:
     Basic                                             $0.08          $0.05              $0.17           $0.07
     Diluted                                            0.08           0.04               0.16            0.05

Shares used in computing net income per
 common share:
     Basic                                            35,532         21,813             32,857          17,874
     Diluted                                          37,268         25,932             34,746          23,207

See notes to condensed consolidated financial statements.

Pemstar Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

                                                                         Six Months Ended
                                                                           September 30,
                                                                      --------------------------
                                                                         2001             2000
                                                                       --------         --------
Cash flows from operating activities:
     Net income                                                        $  5,484         $  1,255
     Adjustments to reconcile net income to net
          cash used in operating activities:
          Depreciation                                                    8,397            5,601
          Amortization                                                    1,328              846
          Deferred revenue                                                 (174)            (133)
          Other                                                            (117)            (225)
          Change in operating assets and liabilities:
               Accounts receivable                                      (13,503)         (25,456)
               Inventories                                               (8,823)         (39,391)
               Prepaid expenses and other                               (15,310)          (5,870)
               Accounts payable                                           1,927           33,228
               Accrued expenses and other                                 8,238              627
                                                                       --------         --------
                    Net cash used in operating activities               (12,553)         (29,518)

Cash flows from investing activities:
     (Increase) decrease in restricted cash                              (1,393)             345
     Business acquisitions, net of cash acquired                        (23,779)         (20,159)
     Purchases of property and equipment                                (24,910)         (24,795)
     Other                                                                1,625              146
                                                                       --------         --------
                    Net cash used in investing activities               (48,457)         (44,463)

Cash flows from financing activities:
     Bank overdrafts                                                    (11,395)           2,261
     Proceeds from stock sales/exercise of stock options                 85,354           95,157
     Principal payments on long-term borrowings                         (43,010)         (71,493)
     Proceeds from long-term borrowings                                  37,177           54,424
     Other                                                                 (429)            (497)
                                                                       --------         --------
                     Net cash provided by financing activities           67,697           79,852

Effect of exchange rate changes on cash                                      52              175
                                                                       --------         --------
Net increase in cash and cash equivalents                                 6,739            6,046

Cash and cash equivalents:
     Beginning of period                                                  5,882            2,727
                                                                       --------         --------

     End of period                                                     $ 12,621         $  8,773
                                                                       ========         ========

See notes to condensed consolidated financial statements.

                                      -6-
Pemstar Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2001
(In thousands, except per share data)

Note A--Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended September 30, 2001, are not necessarily indicative of the results that may be expected for the year ending March 31, 2002.

The balance sheet at March 31, 2001 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Pemstar Inc. Annual Report on Form 10-K, as filed with the Securities and Exchange Commission.

New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS 141, Business Combinations, and SFAS 142, Goodwill and Other Intangible Assets. SFAS 141 is effective for business combinations completed subsequent to June 30, 2001. The Company has elected to adopt the provisions of SFAS 142 for its fiscal year beginning April 1, 2002. The Company will continue to amortize existing goodwill through March 31, 2002, for acquisitions completed prior to June 30, 2001. Amortizations of $516, $0.01 per diluted share, and $994, $0.03 per diluted share, for the three and six month periods ended September 30, 2001, respectively, was recognized.

SFAS 142 requires goodwill and other indefinite lived intangible assets be subjected to annual impairment tests. The Company will perform the first of the required impairment tests as of April 1, 2002, and has not determined the effect, if any, of these adoption tests on the Company's earnings or financial position.

Note B--Inventories

The components of inventory consist of the following:

                                               September 30,      March 31,
                                                    2001            2001
                                               -------------      ---------
                                                        In Thousands
Raw materials                                    $105,502          $ 94,971
Work in process                                    13,143            11,042
Finished goods                                      8,096             9,562
Less allowance for inventory obsolescence          (1,772)           (2,154)
                                                 --------          --------
                                                 $124,968          $113,421
                                                 ========          ========

The allowance for inventory obsolescence results from the decline in market value of aged or technologically unusable materials, when identified, which remain on hand at balance sheet dates.

Reductions in the allowance since March 31, 2001 are primarily the result of material disposed of since that date.

Note C--Acquisitions

On August 1, 2000 the Company purchased the business of Turtle Mountain Corporation (a provider of electronic manufacturing services to original equipment manufacturers) in a stock acquisition for $20,201, including assumed debt of $3,819, financed by borrowings on bank facilities.

On May 7, 2001, the Company acquired the business of U.S. Assemblies New England, Inc. which operates through an 85, 000 square foot facility located in Taunton, Massachusetts. The acquisition was accounted for as a purchase. The acquired business is not material to Company's overall operations. The acquisition cost was $14,289, including the assumption of $1,646 of indebtedness.

On September 20, 2001, the Company purchased the membership interests and business of Pacific Consultants LLC (a provider of electromechanical design and test consulting services) to complement and extend its engineering capabilities. The initial purchase price was $20,107, including common stock valued at $10,000, cash and costs of $4,404, and cash or common stock of $5,703 payable up to two years from the date of the acquisition. The purchase agreement provides for additional purchase price, payable in cash or common stock, of up to $40,000, if earnings targets are met for the acquired business in the two years following the close. The transaction was accounted for as a purchase, resulting in a preliminary estimate of goodwill totaling $16,767, which is currently not being amortized. The purchase price allocation is preliminary pending completion of valuations and receipt of certain other information. The acquired business is not material to the Company's overall operations.

The pro forma unaudited results of operations for the six months ended September 30, 2001 and 2000, assuming consummation of the purchase of Turtle Mountain Corporation and existence of the additional related indebtedness as of April 1, 2000, are as follows:

                                                       Six Months Ended
                                                        September 30,
                                                ----------------------------
                                                   2001            2000
                                                ----------     -------------
                                                    In Thousands, except
                                                       per share data

Net sales                                         $340,584          $282,102
Net income (loss)                                    5,484             1,517
Per share data:
  Basic earnings                                  $   0.17          $   0.08
  Diluted earnings                                    0.16              0.07


Note D--Comprehensive Income

Total comprehensive income was $4,068 and $26 for the three months ended September 30, 2001 and 2000, respectively, and $6,152 and $9 for the six months ended September 30, 2001 and 2000, respectively. Comprehensive income differs from net income due to unrecognized foreign currency gains and losses.

Note E--Financing Arrangements

In June 2001, the Company completed a public offering of its common stock raising $79.4 million in aggregate net proceeds from the issuance of 6,275 new common shares.

The cash proceeds were used to repay existing indebtedness under the credit facilities with IBM Credit Corporation and US Bank. As of March 31, 2001, the credit facility with IBM had $40.0 million of outstanding borrowings, an effective interest rate of 9.2% and a final maturity date of May 2002, and the credit facility with US Bank had $21.2 million of outstanding borrowings, an effective interest rate of 8.5% and a final maturity date of August 2002. Net proceeds from this offering in excess of outstanding borrowings as of March 31, 2001 were used to repay additional borrowings under these credit facilities incurred after that date. On June 28, 2001, the credit facility with IBM was expanded to provide for borrowings up to $80,000 and an incremental revolving credit facility of $50,000 and the US Bank credit facility was amended to reduce available borrowing from $55,000 to $30,000. Both agreements were extended and are now due June 28, 2004. Borrowings in the six months ended September 30, 2001, under these credit facilities were used to fund working capital, capital expenditures and the acquisition of the Taunton, Massachusetts, facility and Pacific Consultants, LLC.

Note F--Income Taxes

The income tax benefit recorded for the three months ended September 30, 2001, benefited $635 ($0.02 per share, basic EPS) from the cumulative effect of a change in the estimated annual effective tax rate used for the six months ended September 30, 2001 (6.6%) versus the rate estimated at June 30, 2001 (17.4%). The downward revision of the estimated rate resulted from a change in the expected mix of domestic and foreign earnings. Generally, the Company's foreign earnings are tax exempt or enjoy temporary rate reductions from ordinary statutory rates.

Note G--Earnings Per Share Data

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated.

                                                      Three Months Ended            Six Months Ended
                                                        September 30,                 September 30,
                                                    ----------------------         --------------------
                                                       2001         2000             2001        2000
                                                     --------      -------          -------     -------
                                                          In Thousands, except per share data
Basic:
  Net income                                          $ 2,972      $ 1,106          $ 5,484     $ 1,255
  Average shares outstanding                           35,532       21,813           32,857      17,874
  Basic EPS                                           $  0.08      $  0.05          $  0.17     $  0.07
                                                      =======      =======          =======     =======

Diluted:
  Net income                                          $ 2,972      $ 1,106          $ 5,484     $ 1,255
  Average shares outstanding                           35,532       21,813           32,857      17,874
  Net effect of dilutive stock options--based
   on the treasury stock method                         1,736        2,122            1,889       1,987
  Assumed conversion of redeemable preferred
   stock                                                    0        1,997                0       3,346
                                                      -------      -------         --------     -------
  Totals                                               37,268       25,932           34,746      23,207
                                                      =======      =======          =======     =======
  Diluted EPS                                         $  0.08      $  0.04          $  0.16     $  0.05
                                                      =======      =======          =======     =======

During the three and six months ended September 30, 2001, employees exercised stock options to acquire 377 and 1,088 shares at an average exercise price of $4.88 and $4.93 per share, respectively.

Item 2--Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Net sales for the second quarter of fiscal 2002 increased 20.5% to $173.4 million from $143.9 million for the second quarter of fiscal 2001. Net sales for the six months ended September 30, 2001 increased 27.8% to $340.6 million from $266.5 million for the same period of fiscal 2001. Increased net sales resulted primarily from existing customers, principally in the communications industry. Net sales to communication customers for the second quarter increased 14.2% compared to the second quarter of fisca1 2001 and increased 19.0% compared to the first half of fiscal 2001. The Company's five largest customers in the second quarter and first half of fiscal 2002 accounted for approximately 55% and 53%, respectively, of net sales with no single customer exceeding 25% of net sales for the first half of fiscal 2002.

Gross profit increased $3.6 million to $15.0 million (8.7% of net sales) in the second quarter of fiscal 2002 from $11.4 million (7.9% of net sales) in the same quarter of fiscal 2001. Gross profit increased $9.2 million to $30.5 million (8.9% of net sales) during the first six months of fiscal 2002 from $21.3 million (8.0% of net sales) in the same period of fiscal 2001. The increase in gross profit was due primarily to the higher sales volume from existing customers.

Selling, general and administrative expenses were $10.4 million (6.0% of net sales) in the second quarter of fiscal 2002, an increase of $2.3 million from $8.1 million (5.6% of net sales) for the same quarter of fiscal 2001. Selling, general and administrative expenses were $20.5 million (6.0% of net sales) during the first six months of fiscal 2002, an increase of $4.9 million from $15.6 million (5.8% of net sales) for the same period of fiscal 2001. The increase during the three and six-month periods ended September 30, 2001 was primarily due to the selling, general, and administrative expenses of acquired businesses and the continued building of our global selling and administrative support infrastructure.

Amortization for the three and six-month periods ended September 30, 2001 was $0.5 million and $1.0 million respectively compared to $0.5 million and $0.8 million respectively for the same periods of fiscal 2001. The increase was due to the amortization of goodwill arising out of the acquisitions of U.S. Assemblies New England Inc. and Turtle Mountain Corporation.

Other income, net was $0.2 million for the second quarter of fiscal 2002 compared to $0.3 million income for the same period of fiscal 2001. Other income, net increased from $0.0 million income in fiscal 2001 to $0.4 million income for the six months ended September 30, 2001. This net change in the quarter and six month periods ended September 30, 2001, was a result of gains on sales of assets, decreased exchange losses in certain international operations, and reduced earnings allocated to minority shareholders in a subsidiary, whose interests have since been bought out.

Our interest expense(net) decreased $0.1 million to $1.5 million for the second quarter of fiscal 2002 from $1.6 million for the same period of fiscal 2001. This decrease was a result of reduced interest rates on our variable rate primary line of credit. Interest expense for the six months ended September 30, 2001, was unchanged at $3.5 million for the comparable period of the prior fiscal year.

Income tax expense of $0.4 million represented an effective tax rate of 6.6% for the six-month period ended September 30, 2001 compared with an effective tax rate of 10.4% for the six-month period ended September 30, 2000. This decrease was due primarily to lower foreign tax rates applicable to an increased foreign portion of pretax income for the six months ended September 30, 2001.

The accumulated other comprehensive loss was reduced by $1,096 and $668 for the three and six months ended September 30, 2001. These changes result primarily from strengthening of the Dutch Guilder in relationship to the U.S. dollar applied to our net asset exposure in The Netherlands ($13,844 at September 30, 2001).

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

As of September 30, 2001, the Company had cash and cash equivalents balances of $12.6 million and total bank and other interest bearing debt totaling $91.0 million. Of these borrowings, we had approximately $0.9 million outstanding under our US Bank revolving credit facility and $51.4 million outstanding under our IBM Credit Corporation credit facility. We also have a $3.2 million credit facility serving our Netherlands operations. As of September 30, 2001, we had $2.6 million outstanding under our Netherlands credit facility. Each credit facility bears interest on outstanding borrowings at variable interest rates, which as of September 30, 2001 were 7.61% for the IBM facility, 7.81% for the US Bank facility and 6.5% for the Netherlands facility. All of these credit facilities are secured by substantially all of our assets. We are also required to meet financial covenants under these facilities relating to net income as a percentage of net sales, the ratio of our liabilities to net worth, the ratio of our current assets to current liabilities, the ratio of our earnings before interest, taxes, depreciation and amortization, or EBITDA, less specified expenditures, to our principal and interest payments, our tangible net worth and capital expenditures. As of September 30, 2001 we were in compliance with all debt covenants.

Net cash used in operating activities for the six months ended September 30, 2001 was $12.6 million compared to $29.5 million for the comparable period of the prior fiscal year. Fluctuations in net cash used in operating activities were attributable to increases in accounts receivable and inventory balances due to sales volume growth, which was partially offset by increased net income, accounts payable, and depreciation.

Net cash used in investing activities for the six months ended September 30, 2001 was $48.5 million compared to $44.5 million for the comparable period of the prior fiscal year. Capital expenditures were $24.9 for the six months ended September 30, 2001 compared to $24.8 million in the prior fiscal year.

Net cash provided by financing activities for the six months ended September 30, 2001 was $67.7 million compared to $79.9 million for the comparable period of the prior fiscal year. Our principal source of cash from financing activities in the six months ended September 30, 2001 was net proceeds of $79.4 million from our second public offering of our common stock and proceeds of $37.2 million from borrowing on existing and additional bank credit facilities, offset by debt payments totaling $43.0 million.

We believe that cash flows from operating activities and borrowings available to us will be sufficient to fund working capital, planned capital expenditures and debt service requirements for the next 12 months. However, as a part of normal business practice, we regularly review potential acquisitions and additional new operations opportunities, as well as major new manufacturing program opportunities with new or existing customers, any of which may require us to sell additional equity or secure additional financing during that period. The sale of additional equity could result in additional dilution to our shareholders. Situations may occur, wherein, financing arrangements may not be available in amounts or on terms acceptable to us.

Forward-looking Statements: This discussion contains certain "forward-looking" statements. These forward-looking statements may contain statements of intent, belief or current expectations of Pemstar Inc. and its management. Such forward-looking statements are not guarantees of future results and involve risks and uncertainties that may cause actual results to differ materially from the potential results discussed in the forward-looking statements. In addition to factors discussed above, risks and uncertainties that may cause such differences include but are not limited to: a continued decline in economic conditions or a recession; the effects of the September 11, 2001, terrorist attacks in the United States and the engagement of military forces of the United States and its allies in Afghanistan, as well as any future events in response to these developments, including future terrorist attacks on the United States, rumors or threats of war, actual conflicts or trade disruptions; changes in demand for electronics manufacturing services; changes in demand by major customers due to cancellations, reductions or delays of orders; shortages or price fluctuations in component parts; difficulties managing our expansion and integrating acquired businesses; increased competition and other risk factors listed from time to time in the Company's Securities and Exchange Commission filings, including but not limited to Exhibit 99 of the Company's Annual Report on Form 10K for the fiscal year ended March 31, 2001. The foregoing list is not exhaustive and the Company disclaims any obligation to subsequently revise any forward-looking statements to reflect events or circumstances after the date of such statements.

Item 3--Quantitative and Qualitative Disclosure of Market Risk

The accumulated other comprehensive loss was reduced by $1,096 and $668 for the three and six months ended September 30, 2001. These changes result primarily from strengthening of the Dutch Guilder in relationship to the U.S. dollar applied to our net asset exposure in The Netherlands ($13,844 at September 30, 2001).

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

Item 6--Exhibits and Reports on Form 8-K

(a)  Exhibit 10--Material contracts

     i. Agreement and Plan of Merger - Pacific Consultants LLC dated August 10, 2001.

(b) The registrant did not file any reports on Form 8-K during the six months ended September 30, 2001.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                Pemstar Inc.


Date: November 9, 2001          \s\ Allen J. Berning
      ----------------          --------------------
                                Allen J. Berning
                                Chairman and Chief Executive Officer


Date: November 9, 2001          \s\ William J. Kullback
      ----------------          -----------------------
                                William J. Kullback
                                Vice President and Chief Financial Officer