Form 10-Q
period 2001-12-31
PEMSTAR INC
filed 2002-02-14
CIK 924829

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE PERIOD ENDED December 31, 2001

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE PERIOD From ___________ to ___________.

Commission file number     000-31223

                                  PEMSTAR INC.
             (Exact name of registrant as specified in its charter)

              Minnesota                               41-1771227
    ---------------------------                    ----------------------
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

                                 Not applicable
     ----------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X    No    .
                                       ---      ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practical date.

Common Stock, $0.01 Par Value 36,648,766 shares as of January 31, 2002.

Index
Pemstar Inc.

                                                                                               Page
Part I.    Condensed Consolidated Financial Information

Item   1.  Financial Statements

           Condensed consolidated balance sheets -  December 31, 2001 (unaudited)
              and March 31, 2001................................................................3

           Condensed consolidated statements of operations (unaudited) -
              Three and nine months ended December 31, 2001 and 2000............................4

           Condensed consolidated statements of cash flows (unaudited) -
              Nine months ended  December 31, 2001 and 2000.....................................5

           Notes to condensed consolidated financial statements (unaudited) -
              December 31, 2001.................................................................6-8

Item   2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations.........................................................9-11

Item   3.  Quantitative and Qualitative Disclosure of Market Risk...............................12

Part II.   Other Information

Item   1.  Legal Proceedings....................................................................13

Item   2.  Changes in Securities and Use of Proceeds............................................13

Item   3.  Defaults upon Senior Securities......................................................13

Item   4.  Submission of Matters to a Vote of Security Holders..................................13

Item   5.  Other Information....................................................................13

Item   6.  Exhibits and Reports on Form 8-K.....................................................13

Signatures......................................................................................14

Exhibits........................................................................................15

Part I.  Financial Information

Pemstar Inc.
Condensed Consolidated Balance Sheets                               December 31,     March 31,
(In thousands, except per share data)                                   2001           2001
                                                                    ------------     ---------
                                                                     (Unaudited)     (Note A)
Assets
Current assets
     Cash and equivalents                                             $  12,236      $   5,882
     Accounts receivable, net                                           131,017        106,510
     Inventories, net                                                   101,277        113,421
     Unbilled services                                                   14,719          9,734
     Deferred income taxes                                                1,554          1,322
      Prepaid expenses and other                                          7,873          6,297
                                                                      ---------      ---------
Total current assets                                                    268,676        243,166

Property, plant and equipment                                           134,548         95,720
     Less accumulated depreciation                                      (33,756)       (21,914)
                                                                      ---------      ---------
                                                                        100,792         73,806

Goodwill, net                                                            56,308         29,164
Deferred income taxes                                                    10,698            893
Other assets                                                              2,623          2,048
                                                                      ---------      ---------

Total assets                                                          $ 439,097      $ 349,077
                                                                      =========      =========

Liabilities and shareholders' equity
Current liabilities
     Bank overdraft                                                   $      48      $  13,443
     Accounts payable                                                    74,769         70,791
     Accrued expenses and other                                          13,255         12,762
     Income taxes payable                                                   524          1,197
     Current maturities of long-term debt                                14,090          9,041
     Current maturities of capitalized lease obligations                  5,502          4,081
                                                                      ---------      ---------
Total current liabilities                                               108,188        111,315

Long-term debt, less current maturities                                  70,253         75,136
Capital lease obligations, less current maturities                        9,861          9,737
Other deferred credits                                                    7,556          2,177

Shareholders' equity
    Common stock, par value $0.01 per share--authorized 150,000 shares, issued and outstanding 36,611 at December 31, 2001
       and 28,294 at March 31, 2001                                         366            283
    Additional paid-in capital                                          234,932        137,139
    Accumulated other comprehensive loss                                 (1,955)        (2,299)
    Retained earnings                                                    10,804         17,853
    Loans to shareholders                                                  (908)        (2,264)
                                                                      ---------      ---------
         Total shareholders' equity                                     243,239        150,712
                                                                      ---------      ---------
Total liabilities and shareholders' equity                            $ 439,097      $ 349,077
                                                                      =========      =========

See notes to condensed consolidated financial statements.

Pemstar Inc.
Condensed Consolidated Statements of Operations (Unaudited)
(In thousands, except per share data)

                                                    Three Months Ended             Nine Months Ended
                                                        December 31,                  December 31,
                                                 ------------------------      ------------------------
                                                    2001          2000           2001            2000
                                                 ---------      ---------      ---------      ---------
Net sales                                        $ 171,223      $ 184,366      $ 511,807      $ 450,872
Costs of goods sold                                170,202        168,318        480,310        413,550
                                                 ---------      ---------      ---------      ---------
     Gross profit                                    1,021         16,048         31,497         37,322

Selling, general and administrative expenses        19,303         10,187         39,828         25,769
Amortization                                           522            547          1,516          1,393
                                                 ---------      ---------      ---------      ---------
     Operating (loss) income                       (18,804)         5,314         (9,847)        10,160

Other income--net                                     (528)          (176)          (940)          (216)
Interest expense                                     1,589          1,900          5,086          5,386
                                                 ---------      ---------      ---------      ---------
(Loss) income before income taxes                  (19,865)         3,590        (13,993)         4,990

Income tax (benefit) expense                        (7,332)           954         (6,944)         1,099
                                                 ---------      ---------      ---------      ---------
Net (loss) income                                $ (12,533)     $   2,636      $  (7,049)     $   3,891
                                                 =========      =========      =========      =========

Net (loss) income per common share:
     Basic                                       $   (0.34)     $    0.09      $   (0.21)     $    0.18
     Diluted                                         (0.34)          0.09          (0.21)          0.15

Shares used in computing net (loss) income
  per common share:
     Basic                                          36,519         28,103         34,082         21,296
     Diluted                                        36,519         30,441         34,082         25,944

See notes to condensed consolidated financial statements.

Pemstar Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

                                                                       Nine Months Ended
                                                                          December 31,
                                                                   ------------------------
                                                                      2001           2000
                                                                   ---------      ---------
Cash flows from operating activities:
     Net (loss) income                                             $  (7,049)     $   3,891
     Adjustments to reconcile net (loss) income to net
          cash used in operating activities:
          Depreciation                                                13,367          9,137
          Amortization                                                 2,041          1,393
          Deferred revenue                                              (265)          (150)
          Deferred taxes                                             (10,111)          (877)
          Other                                                         (119)          (488)
          Change in operating assets and liabilities:
               Accounts receivable                                   (20,681)       (42,794)
               Inventories                                            16,776        (43,601)
               Prepaid expenses and other                             (5,318)        (8,914)
               Accounts payable                                        2,878         23,710
               Accrued expenses and other                                950          1,509
                                                                   ---------      ---------
                    Net cash used in operating activities             (7,531)       (57,184)

Cash flows from investing activities:
     Business acquisitions, net of cash acquired                     (27,723)       (21,186)
     Purchases of property and equipment                             (34,249)       (28,015)
     Proceeds from sale of property and equipment                      3,084            988
     Other                                                                46            190
                                                                   ---------      ---------
                    Net cash used in investing activities            (58,842)       (48,023)

Cash flows from financing activities:
     Bank overdrafts                                                 (13,456)         3,622
     Proceeds from stock sales/exercise of stock options              86,133         95,597
     Principal payments on long-term borrowings                      (54,421)       (88,462)
     Proceeds from long-term borrowings                               55,035         97,416
     Other                                                              (482)          (562)
                                                                   ---------      ---------
                     Net cash provided by financing activities        72,809        107,610

Effect of exchange rate changes on cash                                  (82)           422
                                                                   ---------      ---------
Net increase in cash and cash equivalents                              6,354          2,825

Cash and cash equivalents:
     Beginning of period                                               5,882          2,727
                                                                   ---------      ---------
     End of period                                                 $  12,236      $   5,552
                                                                   =========      =========

See notes to condensed consolidated financial statements.

Pemstar Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
December 31, 2001
(In thousands, except per share data)

Note A--Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended December 31, 2001, are not necessarily indicative of the results that may be expected for the year ending March 31, 2002.

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

New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 141 (SFAS 141), Business Combinations, and SFAS No. 142 (SFAS 142), Goodwill and Other Intangible Assets. SFAS 141 addresses financial accounting and reporting for business combinations and requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Under SFAS 142, goodwill and certain other intangible assets will no longer by systematically amortized but instead will be reviewed for impairment and written down and charged to results of operations when their carrying amount exceeds their estimated fair value. SFAS 142 is effective for fiscal years beginning after December 15, 2001, with early adoption permitted for entities with fiscal years beginning after March 15, 2001. The Company expects to adopt SFAS 142 effective April 1, 2002. Management expects that the effect of ceasing amortization of goodwill will increase operating results by approximately $1.6 million after tax, or $0.04 per diluted share, in fiscal 2003. The Company has not completed its assessment of the additional effects of adopting SFAS 142.

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144 (SFAS 144), Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. SFAS 144 is effective for fiscal years beginning after December 15, 2001, with early adoption permitted. The Company expects to adopt SFAS 144 effective April 1, 2002. Management is currently evaluating the provisions of SFAS 144, but believes there will be no effect on the Company's financial position, results of operations or shareholders' equity resulting from the adoption.

Note B--Inventories

The components of inventory consist of the following:

                                                  December 31,    March 31,
                                                      2001           2001
                                                  ------------    ---------
                                                          In Thousands

     Raw materials                                 $  87,196      $  94,971
     Work in process                                  11,820         11,042
     Finished goods                                    5,629          9,562
     Less allowance for inventory obsolescence        (3,368)        (2,154)
                                                   ---------      ---------
                                                   $ 101,277      $ 113,421
                                                   =========      =========

The allowance for inventory obsolescence results from the decline in market value of aged or technologically unusable materials, when identified, which remain on hand at balance sheet dates.

Note C--Acquisitions

In August 2000, the Company acquired Turtle Mountain Corporation (a provider of electronic manufacturing services to original equipment manufacturers) in a stock acquisition. The purchase price was approximately $20.2 million, including assumed debt of $3.8 million, financed by borrowings on bank facilities.

In May 2001, the Company acquired certain assets and assumed certain liabilities of U.S. Assemblies New England, Inc. which operates through an 85,000 square foot facility located in Taunton, Massachusetts. The purchase price was approximately $14.3 million, including $1.6 million of assumed indebtedness.

In September 2001, the Company purchased the membership interests and business of Pacific Consultants LLC (a provider of electromechanical design and test consulting services) to complement and extend its engineering capabilities. The initial purchase price was approximately $20.1 million, including common stock valued at $10 million, cash and costs of $4.4 million, and cash or common stock of $5.7 million payable up to two years from the date of the acquisition. The purchase agreement provides for additional purchase price, payable in cash or common stock, of up to $40 million, if earnings targets are met for the acquired business in the two years following the close, which will be reported as additional goodwill. The initial purchase price allocation is preliminary pending completion of valuations and receipt of certain other information.

In November 2001, the Company purchased certain assets of MTS Systems Corporation including equipment located at the 57,000 square foot facility in Chaska, Minnesota. The purchase price was approximately $3.6 million.

These acquisitions were accounted for as purchases and, accordingly, the results of operations of these businesses have been included in the Consolidated Statement of Operations since their respective dates of acquisition. The pro forma unaudited results of operations for the nine months ended December 31, 2001 and 2000 are as follows:

                                                Nine Months Ended
                                                   December 31,
                                             ----------------------
                                               2001          2000
                                             --------      --------
                                              In Thousands, except
                                                 per share data
               Net sales                     $511,807      $466,469
               Net (loss) income               (7,049)        4,153
               Per share data:
                 Basic (loss) earnings       $  (0.21)     $   0.20
                 Diluted (loss) earnings        (0.21)         0.16

Note D--Comprehensive Income

Total comprehensive (loss) income was $(12,857) and $3,236 for the three months ended December 31, 2001 and 2000, respectively, and $6,705 and $3,244 for the nine months ended December, 2001 and 2000, respectively. Comprehensive (loss) income differs from net (loss) income due to unrecognized foreign currency gains and losses.

Note E--Financing Arrangements

In June 2001, the Company completed a public offering of its common stock raising $79.4 million in aggregate net proceeds from the issuance of 6,275 new common shares.

The cash proceeds were used to repay existing indebtedness under the credit facilities with IBM Credit Corporation and US Bank. As of March 31, 2001, the credit facility with IBM had $40.0 million of outstanding borrowings, an effective interest rate of 9.2% and a final maturity date of May 2002, and the credit facility with US Bank had $21.2 million of outstanding borrowings, an effective interest rate of 8.5% and a final maturity date of August 2002. Net proceeds from this offering in excess of outstanding borrowings as of March 31, 2001 were used to repay additional borrowings under these credit facilities incurred after that date. On June 28, 2001, the credit facility with IBM was expanded to provide for borrowings up to $80,000 and an incremental revolving credit facility of $50,000. The incremental revolving credit facility of $50,000, which had never been utilized, was eliminated on February 14, 2002. On June 28th, 2001 the US Bank credit facility was amended to reduce available borrowing from $55,000 to $30,000. On February 14, 2002 the borrowing capacity was further reduced to $15,000. Both agreements were extended and are now due in June, 2004. Borrowings in the nine months ended December 31, 2001, under these credit facilities were used to fund working capital, capital expenditures and the acquisition of the Taunton, Massachusetts, and Chaska Minnesota, facilities and Pacific Consultants, LLC.

As of December 31, 2001, the Company was not in compliance with certain financial covenants under the terms of the credit facilities. Subsequent to December 31, 2001, the Company received appropriate covenant waivers. The Company anticipates that it will be successful in renegotiating certain financial covenants and other terms to the credit facilities for future fiscal quarters.

Note F--Income Taxes

The income tax benefit recorded for the three months ended December 31, 2001, was reduced by $2,524, ($0.07 per share, basic EPS) from the change in the estimated annual effective tax rate used for the nine months ended December 31, 2001 (49.6%) versus the rate estimated at June 30, 2001 (6.6%). The upward revision of the estimated rate resulted from a change in the expected mix of operating results from low taxed to highly taxed jurisdictions, arising largely from effects of reductions experienced in the United States economy. Generally, the Company's foreign earnings are tax exempt or enjoy temporary rate reductions from ordinary statutory rates.

Note G--Earnings Per Share Data

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated.

                                                           Three Months Ended     Nine Months Ended
                                                               December 31,          December 31,
                                                          --------------------   --------------------
                                                            2001         2000      2001        2000
                                                          --------    --------   --------    --------
                                                               In Thousands, except per share data
Basic:
     Net income                                           $(12,533)   $  2,636   $ (7,049)   $  3,891
     Average shares outstanding                             36,519      28,103     34,082      21,296
     Basic EPS                                            $  (0.34)   $   0.09   $  (0.21)   $   0.18
                                                          ========    ========   ========    ========
Diluted:
     Net income                                           $(12,533)   $  2,636   $ (7,049)   $  3,891
     Average shares outstanding                             36,519      28,103     34,082      21,296
     Net effect of dilutive stock options--based on the
         treasury stock method                                --         2,338       --         2,422
     Assumed conversion of redeemable preferred stock         --          --         --         2,226
                                                          --------    --------   --------    --------
     Totals                                                 36,519      30,441     34,082      25,944
                                                          ========    ========   ========    ========
     Diluted EPS                                          $  (0.34)   $   0.09   $  (0.21)   $   0.15
                                                          ========    ========   ========    ========


During the three and nine months ended December 31, 2001, employees exercised stock options to acquire 118,697 and 1,207,169 shares at an average exercise price of $5.27 and $4.96 per share, respectively.

Item 2--Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Net sales for the third quarter of fiscal 2002 decreased 7.2% to $171.2 million from $184.4 million for the third quarter of fiscal 2001. Third quarter revenues included approximately $11.9 million of large inventory sales as the Company focused on reducing inventory in concert with lower sales levels to certain customers. Net sales for the nine months ended December 31, 2001 increased 13.5% to $511.8 million from $450.9 million for the same period of fiscal 2001. Decreased net sales for third quarter resulted from existing customers, principally in the communications industry. Net sales to communication customers for the third quarter decreased 29.1% compared to the third quarter of fisca1 2001. The increased sales for the nine months ended December 31, 2001 resulted from the acquisitions completed in Fiscal 2002 and higher sales volumes in all non-North American facilities. The Company's five largest customers for the nine months ended December 31, 2001 accounted for approximately 53% of net sales, two of which exceeded 10% of net sales.

Gross profit decreased $15.0 million to $1.0 million in the third quarter of fiscal 2002 from $16.0 million in the same quarter of fiscal 2001. Gross profit decreased $5.8 million to $31.5 million during the first nine months of fiscal 2002 from $37.3 million in the same period of fiscal 2001. These decreases in gross profit were primarily due to industry wide reduction in demand that led to under-utilized facilities, write-downs of inventory, costs associated with shifting certain manufacturing programs from higher-cost to lower-cost facilities and severance costs resulting from reductions in workforce. The sales decline of typically higher margin communication customers in the third quarter of fiscal 2002 also negatively impacted gross profit.

Selling, general and administrative expenses were $19.3 million in the third quarter of fiscal 2002, an increase of $9.1 million from $10.2 million for the same quarter of fiscal 2001. Selling, general and administrative expenses were $39.8 million during the first nine months of fiscal 2002, an increase of $14.0 million from $25.8 million for the same period of fiscal 2001. The increase during the three and nine-month periods ended December 31, 2001 was primarily due to accounts receivable write-offs, and the selling, general, and administrative expenses of acquired businesses.

Amortization of goodwill for the three and nine-month periods ended December 31, 2001 was $0.5 million and $1.5 million, respectively, compared to $0.5 million and $1.4 million, respectively, for the same periods of fiscal 2001. The increase was due to the amortization of goodwill arising out of the acquisition of U.S. Assemblies New England, Inc.

Other income, net was $0.5 million for the third quarter of fiscal 2002 compared to $0.2 million income for the same period of fiscal 2001. Other income, net was $0.9 million for the nine months ended December 31, 2001 compared to $0.2 million for the comparable period of the prior fiscal year. This net change in the quarter and nine month periods ended December 31, 2001, was a result of gains on sales of assets, and exchange rate gains in certain international operations during the three and nine-month periods ended December 31, 2001.

Interest expense decreased $0.3 million to $1.6 million for the third quarter of fiscal 2002 from $1.9 million for the same period of fiscal 2001. This decrease was a result of reduced interest rates on our variable rate primary line of credit. Interest expense for the nine months ended December 31, 2001, was $5.1 million, a decrease of $0.3 million from $5.4 million for the comparable period of the prior fiscal year.

The income tax benefit was $6.9 million for the nine-month period ended December 31, 2001 compared to a tax expense of $1.1 million for the nine-month period ended December 31, 2000. This decrease was due to anticipated tax benefits associated with the pretax loss of $14.0 million for the nine months ended December 31, 2001. The rate reflects a movement from operations results from chiefly low tax to high tax jurisdictions.

The accumulated other comprehensive loss was increased by $324 for the three months and reduced by $344 for the nine months ended December 31, 2001. These changes result primarily from changes in the Dutch Guilder/Eurodollar in relationship to the U.S. dollar applied to our net asset exposure in The Netherlands ($13,890 at December 31, 2001).

Liquidity and Capital Resources

The Company has funded its operations from the proceeds of bank debt, private offerings of debt, private and public offerings of equity, and lease financing of capital equipment. Our principal uses of cash have been to finance working capital, acquisitions, new operations, and capital expenditures and to fulfill debt service requirements. We anticipate these uses will continue to be our principal uses of cash in the future.

As of December 31, 2001, the Company had cash and cash equivalents balances of $12.2 million and total bank and other interest bearing debt totaling $99.7 million. Of these borrowings, we had approximately $2.5 million outstanding under our US Bank revolving credit facility and $57.9 million outstanding under our IBM Credit Corporation credit facility. We also have a $3.2 million credit facility serving our Netherlands operations. As of December 31, 2001, we had $2.5 million outstanding under our Netherlands credit facility. Each credit facility bears interest on outstanding borrowings at variable interest rates, which as of December 31, 2001 were 5.375% for the IBM facility and US Bank facility and 5.5% for the Netherlands facility. All of these credit facilities are secured by substantially all of our assets. We are also required to meet financial covenants under these facilities relating to net income as a percentage of net sales, the ratio of our liabilities to net worth, the ratio of our current assets to current liabilities, the ratio of our earnings before interest, taxes, depreciation and amortization, or EBITDA, less specified expenditures, to our principal and interest payments, our tangible net worth and capital expenditures. As of December 31, 2001 we incurred violations of the net income as a percent of net sales, the ratio of EBITDA, less specified expenditures, to our principal and interest payments and our capital expenditure covenants. In February 2002, we obtained waivers from affected institutions for the covenant violations as of December 31, 2001.

Net cash used in operating activities for the nine months ended December 31, 2001 was $7.5 million compared to $57.2 million for the comparable period of the prior fiscal year. The significant reduction in cash used relates primarily to reductions in cash used to fund inventory and accounts receivable balances offset by reductions in cash used to pay accounts payable balances.

Net cash used in investing activities for the nine months ended December 31, 2001 was $58.9 million compared to $48.0 million for the comparable period of the prior fiscal year. Capital expenditures were $34.2 for the nine months ended December 31, 2001 compared to $28.0 million in the prior fiscal year.

Net cash provided by financing activities for the nine months ended December 31, 2001 was $72.8 million compared to $107.6 million for the comparable period of the prior fiscal year. Our principal source of cash from financing activities in the nine months ended December 31, 2001 was net proceeds of $79.4 million from our second public offering of our common stock and proceeds of $55.0 million from borrowing on existing and additional bank credit facilities, offset by debt payments totaling $54.4 million.

On December 17, 2001, the Company filed a shelf registration statement to sell $200 million of common stock, preferred stock, debt securities, depositary shares, securities warrants, and units in the future. The net proceeds from the sales of any of these securities will be used for working capital and other general corporate purposes. We believe that cash flows from operating activities and the borrowings available to us will be sufficient to fund working capital, planned capital expenditures and debt service requirements for the next 12 months. However, as a part of normal business practice, we regularly review potential acquisitions and additional new operations opportunities, as well as major new manufacturing program opportunities with new or existing customers, any of which may require us to sell additional equity or secure additional financing during that period. The sale of additional equity could result in additional dilution to our shareholders. Situations may occur, wherein, financing arrangements may not be available in amounts or on terms acceptable to us.

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

Item 3--Quantitative and Qualitative Disclosure of Market Risk

The accumulated other comprehensive loss was increased by $324 for the three months and reduced by $344 for the nine months ended December 31, 2001. These changes result primarily from changes in the Dutch Guilder/Eurodollar in relationship to the U.S. dollar applied to our net asset exposure in The Netherlands ($13,890 at December 31, 2001).

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

Item3--Default on Senior Securities

There have been no events of default on the Company's senior securities agreements. At December 31, 2001 certain financial covenants required by the Company's senior securities agreement were violated. Such violations have been waived by the affected institutions as of the date of this filing.

Item 4--Submission of Matters to a Vote of Security Holders

There have been no new matters submitted to a vote of security holders.

Item 5--Other Information

No information is required in response to this requirement.

Item 6--Exhibits and Reports on Form 8-K

(a)  Exhibit 12--Computation of Ratio of Earnings to Fixed Charges

(b) The registrant did not file any reports on Form 8-K during the nine months ended December 31, 2001.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            Pemstar Inc.


Date:       February 14, 2001               \s\ Allen J. Berning
     -----------------------------          ------------------------------------
                                            Allen J. Berning
                                            Chairman and Chief Executive Officer


Date:       February 14, 2001               \s\ William J. Kullback
     -----------------------------          ------------------------------------
                                            William J. Kullback
                                            Vice President and Chief Financial
                                            Officer