Form 10-K
period 2002-03-31
PEMSTAR INC
filed 2002-07-02
CIK 924829

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                          -----------------------------

                                    FORM 10-K

(Mark One)

   [X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended March 31, 2002

                                       OR

   [_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________________ to _________________.

                          Commission File No. 000-31223

                                  Pemstar Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                   Minnesota                               41-1771227
------------------------------------------------    ---------------------------
        (State or other jurisdiction of                 (I.R.S. Employer
         incorporation or organization)                Identification No.)

           3535 Technology Drive N.W.
              Rochester, Minnesota                            55901
------------------------------------------------    ---------------------------
    (Address of principal executive offices)               (Zip Code)

        Registrant's telephone number, including area code:  (507) 288-6720

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

The aggregate market value of voting stock held by non-affiliates of the registrant, as of June 25, 2002, was approximately $49,012,788 (based on the last sale price of such stock as reported by the Nasdaq Stock Market National Market).

The number of shares outstanding of the registrant's common stock, $.01 par value, as of June 25, 2002, was 36,851,720.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Annual Report to Shareholders for the fiscal year ended March 31, 2002 are incorporated by reference into Parts I, II, and IV. Portions of the registrant's Proxy Statement for the Annual Meeting of Shareholders to be held July 25, 2002 are incorporated by reference into Part
III. Portion's of the registrant's Registration Statement on Form S-1 (File No. 333-37162), the registrant's Registration Statement on Form S-1 (File No. 333-60832), the registrant's Registration Statement on Form S-3 (File No. 333-75284), the registrant's Quarterly Reports on Form 10-Q for the periods ended September 30, 2000 (File No. 000-31223), December 31, 2000 (File No. 000-31223), June 30, 2001 (File No. 000-31223) and September 30, 2001 (File No.
000-31223), the registrant's Current Reports on Form 8-K filed on May 6, 2002 (File No. 000-31223) and the registrant's Current Report on Form 8-K filed on May 13, 2002 (File No. 000-31223) are incorporated by reference into Part IV.

                                     PART I.

Forward Looking Statements

         This Annual Report on Form 10-K (the "Report") contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All forward-looking statements are inherently uncertain as they are based on current expectations and assumptions concerning future events or Pemstar's future performance. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. Forward-looking statements are not descriptions of historical facts. The words or phrases "will likely result," "look for," "may result," "will continue," "is anticipated," "expect," "project" or similar expressions are intended to identify forward-looking statements, and are subject to numerous known and unknown risks and uncertainties. Actual results could differ materially from those currently anticipated due to a number of factors, including those identified on Exhibit 99.1 to this Form 10-K. Pemstar undertakes no obligation to update or publicly announce revisions to any forward-looking statements to reflect future events or developments.

         PEMSTAR(R) is a registered trademark of Pemstar Inc. Other trademarks and trade names appearing in this Annual Report on Form 10-K are the property of their respective holders.

ITEM 1.  BUSINESS

Overview

         Pemstar Inc., incorporated in Minnesota in 1994, provides a comprehensive range of engineering, manufacturing and fulfillment services to our customers on a global basis through nineteen facilities strategically located in North America, South America, Asia, and Europe. We provide electronics manufacturing services to original equipment manufacturers in the communications, computing, data storage, industrial and medical equipment markets. Our comprehensive service offerings support our customers' needs from product development and design through manufacturing to worldwide distribution and aftermarket support.

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

         Engineering Services

         New Product Design, Engineering, Prototype & Test. We offer a full spectrum of new product design, prototype, test and related engineering services that shorten product development cycles, resulting in faster time to market and reduced costs for our customers. Our multi-disciplined engineering teams provide expertise in a number of core competencies critical to serving original equipment manufacturers in our target markets, including industrial design, mechanical and electrical hardware, firmware, software and systems integration and support. We create specifications, design, prototypes, validate and ramp our customers' products into high volume manufacturing. Our technical expertise includes electronic circuit design for analog, digital, radio frequency and microwave printed circuit boards and application specific integrated circuits.

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

         In fiscal 2002 we expanded our engineering services capabilities primarily through the acquisition of Pacific Consultants LLC. Revenues from our engineering services were 16.3%, 7.2% and 5.6% of our total net sales in fiscal 2002, 2001 and 2000, respectively.

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

         Systems Assembly & Test. We offer a wide range of systems assembly and test services that enhance product quality and product life cycles. Our manufacturing capabilities include the design, development and building of test strategies and equipment for our customers' products which utilize manual, mechanized or fully automated production lines to improve product quality, reduce costs and improve delivery time to customers. We also have expertise in advanced precision and electromechanical technologies and optical manufacturing services. In order to meet our customers' demand for systems assembly and test services, we offer subassembly build, final assembly, functionality testing, configuration and software installation and final packaging services.

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

         Revenues from manufacturing services were 83.7%, 92.8% and 93.4% of our total net sales in fiscal 2002, 2001 and 2000, respectively.

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

         Aftermarket Services. All of our products carry a 90-day warranty. In addition, we provide our customers with a range of aftermarket services, including repair, replacement, refurbishment, remanufacturing, exchange, systems upgrade and spare part manufacturing for storage subsystems. These services are tracked and supported by specific information technology systems that can be tailored to meet our customers' individual requirements.

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

         Supply Chain Management

         Our supply chain management system reduces our customers' total costs by assisting them in the selection of components during the product design stage to enhance advantageous sourcing and pricing from preferred suppliers and distributors. We employ a supplier certification process to ensure that suppliers of key components have predictable and stable manufacturing processes capable of supplying components that meet or exceed our quality requirements. We have strong relationships with a broad range of materials and component suppliers and distributors based on our commitment to use them on a preferred basis. In addition, our product design and volume procurement capabilities enhance our ability to secure supplies of materials and components at advantageous pricing.

         We utilize a full complement of electronic data interchange transactions, or EDI, with our suppliers to coordinate forecasts, orders, reschedules, inventory and component lead times. We also have developed a Web-based collaboration interface that utilizes products from AGILE Software Corporation and i2 Technologies to collaborate with our supply chain partners in real-time on product content and engineering change management. We are in the process of sequentially implementing our Web-based interfaces and real-time supply chain management software products across all of our facilities to enhance our ability to rapidly scale operations to meet customer needs, shift capacity in response to product demand fluctuations, reduce materials costs and effectively distribute products to our customers or their end-customers.

         Quality Management

         We believe quality management is paramount to providing quality engineering and manufacturing services to our customers. We employ several quality management systems, which ensure the highest quality services and customer satisfaction. All of our assembly and test activities are supported by advanced statistical engineering and metrics control techniques, including yield management and failure analysis, which improve product and service quality. Statistical information is regularly reviewed by each facility's management team to ensure that we are achieving our quality goals and customer satisfaction. Our customers can access our quality data information through our Web-based program management system and monitor our commitment to quality assurance.

         Our facilities in Rochester, Minnesota; San Jose, California; and Almelo, the Netherlands are ISO 9001 certified, and our manufacturing facilities in Mexico and Thailand are ISO 9002 certified. ISO 9001 is a certification process comprised of 20 quality system requirements to ensure quality in the areas of design, development, production, installation and servicing of products. ISO 9002 is a certification process similar to the ISO 9001 requirements. ISO 9001 applies to engineering services, while ISO 9002 applies to manufacturing services. In addition, all of our facilities engaged in medical product design and manufacture are FDA/QSR compliant, and our Rochester, Minnesota facilities are QS 9000 certified. QS 9000 is a certification process from the nation's major automakers that focuses on continuous improvement, defect reduction, variation reduction and elimination of waste. We are currently pursuing ISO 14000 environment compliance certification, which applies to environmental aspects of product management systems and life cycle impacts, in 2002. In 2003, we will pursue ISO 14000 certification for all of our facilities. In addition, we have completed TL 9000 certification in our Rochester facility. Other facilities that service the telecommunications, optical and wireless industries may also be certified to the TL 9000, dependent on our customer requirements. We are also implementing a Six Sigma quality enhancement program. Our first Black Belt classes are completed. We presently have 14 Black Belts focused on Quality Improvements. This year we will hold additional black belt classes adding another 28 Black Belts to our employee group.

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

         o Ball Grid Array. A ball grid array is a method of mounting an integrated circuit or other component onto a printed circuit board. Rather than using traditional leads, the component is attached directly to the bottom of the package with small balls of solder. When assembled onto a circuit board, these solder balls form an inter-connect with conducive pads on the surface of the board. This method allows for greater component density and is used in printed circuit boards with higher layer counts.

         o Flip Chip. A flip chip is a structure that houses circuits, which are interconnected without leads. This technology involves mounting an electronic device face down directly to a circuit board utilizing solder balls attached to the device. The electrical interconnections are then surrounded with an adhesive-type underfill for protection. Flip chips are utilized to minimize printed circuit board surface area when compact packaging and higher product performance is required.

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

         o Board Level Functional Test. This technology simulates the ultimate end- use functionality of a completed circuit board assembly.

         o Stress Testing. This technology verifies the functionality of a completed printed circuit board assembly while intentionally introducing adverse environmental conditions such as temperature extremes, humidity and vibration to screen out potential problems or failures otherwise not detectable until the product is in use.

Customers

         Our customers include established original equipment manufacturers, including such industry leaders as Efficient Networks, Fluke Corporation, Honeywell, IBM, Motorola, RSA and Seagate. We also have relationships with a number of emerging optical and wireless systems original equipment manufacturers, including ONI Systems, Qlogic, Repeater Technologies, Terayon and Western Multiplex. Our customers include established and emerging original equipment manufacturers in the communications, computing, data storage, industrial and medical equipment industries. The following table shows the percentage of our net sales in each of the markets we serve for the fiscal years ended March 31, 2002, 2001 and 2000.

                                                Fiscal Year Ended March 31,
                                                ---------------------------
                       Markets                    2002     2001    2000
                       -------                    ----     ----    ----
         Communications (1) ....................    45%      53%     40%
         Computing .............................    27       25      26
         Data Storage ..........................    11       10      20
         Industrial Equipment ..................    14       11      13
         Medical Equipment .....................     3        1       1
                                                   ---      ---     ---
         Total .................................   100%     100%    100%
                                                   ===      ===     ===
--------
(1) Includes optical systems, which represented 13.5%, 10.3% and 5.4% of our net sales in fiscal 2002, 2001 and 2000, respectively.

         The following table indicates, for fiscal 2002, our ten largest customers in terms of net sales, in alphabetical order, and the primary products for which we provided our services.

         OEM Customers          End Products
         -------------          ------------
         Efficient Networks ... Broadband access devices
         Fluke Corporation .... Industrial instrumentation
         Honeywell ............ Industrial instrumentation
         IBM .................. Computing, network and storage equipment
         Motorola ............. Wireless communications devices
         Optical Networks ..... Communications equipment
         Qlogic ............... Communications and switching equipment
         Seagate .............. Storage equipment
         U.S. Army ............ Wearable communications and navigation equipment
         Western Multiplex .... Wireless network products

         In fiscal 2002, IBM represented approximately 25% of our net sales and Motorola represented approximately 14% of our net sales.

Sales and Marketing

         We market our engineering, manufacturing and fulfillment services through a sales force of twelve full-time senior sales professionals located in North America, South America, Europe and Asia. Our North American sales force is assisted by four manufacturers representative organizations. Our direct sales efforts in North America are organized into four regions, Eastern, Central, Rocky Mountain and Western. Sales in each region are managed by an experienced director of sales with the assistance of a director of technical sales who coordinates engineering sales across all four regions. Our direct sales personnel have knowledge of local markets, which we believe is critical to identifying new customers and developing new business opportunities. Substantially all of our net sales in fiscal 2002 were generated through our internal sales force. Our executive management team is integral to our sales efforts, with each member being assigned to an American, European or Asian region in which the executive interfaces with customers to ensure customer satisfaction and generate additional business opportunities.

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

Intellectual Property

         We have developed proprietary processes and program management methodologies that enable us to shorten time to market and to deliver high quality products in a cost-effective manner. Our intellectual property portfolio of patents, patent applications, trade secrets and other proprietary information consists primarily of unique processes that enable us to develop and manufacture custom test equipment solutions for our customers. We currently have six patents and sixteen patent applications filed for technology and methodologies relating to process automation, test equipment, product quality and reliability, manufacturing processes, failure analysis, process control techniques and test equipment. These proprietary processes are grouped into building blocks that can be applied in a variety of applications.

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

Research and Development

         The market for our services is characterized by rapidly changing technology and continuing process development. Original equipment manufacturers are demanding smaller, faster and higher performance products. These demands require increasingly complex engineering and manufacturing capabilities. We are committed to developing new design and manufacturing technologies and enhancing our existing technologies. Since our formation in 1994, we have made substantial investments in technology and equipment to meet our customers' needs and maintain our competitive advantage. Our expenditures for research and development in fiscal 2002, 2001 and 2000 were $1,015,000, $489,000 and
$410,000, respectively.

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

Employees

         As of March 31, 2002, we had 3,761 full-time employees. In addition to our full-time employees, we regularly hire part-time and temporary (contract) employees. Given the variable nature of our project flow and the quick response time required by our customers, it is critical that we be able to quickly ramp-up and ramp-down our production capacities to maximize efficiency. To achieve this, our strategy has been to employ a skilled temporary labor force, as required. Except for our 265 employees located in Almelo, the Netherlands, none of our employees are unionized. We believe our employee relations are good, and we have not experienced any work stoppages at any of our facilities.

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

         Our Bangkok, Thailand facilities were initially a strategic partnership with Italade Technology Holdings, Ltd. These facilities are now owned by a wholly-owned subsidiary of Pemstar. We have completed building a new high-volume manufacturing facility outside of Bangkok in a tax-free industrial zone to expand our manufacturing capabilities and provide cost effective solutions for our customers. Our Thailand operations are strategically situated in the rapidly expanding Asian communications, computing and data storage markets, giving us access to new customers in those industries.

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

                                               Approximate
Location                                       Square Feet     Owned/Leased     Principal Services
--------                                       -----------     ------------     ------------------
Rochester, Minnesota (3 facilities) ..........    260,000         Owned     Headquarters, engineering
                                                   69,000         Leased         and manufacturing

San Jose, California (2 facilities) ..........    141,000         Leased    Engineering and
                                                   38,000         Leased         manufacturing

Mountain View, California (2 facilities) .....     38,000         Leased    Engineering
                                                    7,000         Leased

Bangkok, Thailand (2 facilities) .............    200,000         Owned     Manufacturing
                                                   30,000         Leased

Almelo, the Netherlands ......................    123,000         Leased    Engineering and
                                                                                 manufacturing

Guadalajara, Mexico ..........................    135,000         Leased    Manufacturing


Tianjin, China (2 facilities) ................     72,000         Leased    Manufacturing
                                                   46,000         Leased

Taunton, Massachusetts .......................     85,000         Leased    Engineering and
                                                                                 manufacturing

Dunseith, North Dakota .......................     45,000         Owned     Manufacturing
                                                   52,000         Leased

Chaska, Minnesota ............................     57,000         Leased    Manufacturing

Hortolandia, Brazil ..........................     15,000         Leased    Manufacturing

Navan, Ireland ...............................     27,000         Leased    Manufacturing

Singapore ....................................     17,000         Leased    Engineering and
                                                                                 manufacturing

Austin, Texas ................................      4,000         Leased    Manufacturing

Colorado Springs, Colorado ...................      3,000         Leased    Engineering

Yokohama, Japan ..............................      1,000         Leased    Engineering


We believe our facilities are well maintained and suitable for their respective operations. We anticipate that as our business grows, we will need to acquire, lease or build additional facilities. We may encounter unforeseen difficulties, costs or delays in expanding our facilities.

ITEM 3.  LEGAL PROCEEDINGS

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

         Robert D. Ahmann, 46, has served as our Executive Vice President--Manufacturing Systems and a director since August 1999. Mr. Ahmann has worked for us in various capacities since 1994. From 1977 to 1994 Mr. Ahmann was employed by IBM, where he held several engineering and management positions, including most recently as manager of test and process engineering for storage products. Mr. Ahmann holds a B.S.E.E. from North Dakota State University and a M.S.E.E. from the University of Minnesota.

         Allen J. Berning, 47, has served as our Chief Executive Officer, director and Chairman of our Board since the founding of Pemstar in 1994. Prior to founding Pemstar, Mr. Berning was employed by IBM for fifteen years, where he held several engineering and management positions in process engineering, manufacturing, cost engineering and resource planning, including most recently as Operations Manager for IBM's Rochester Storage Systems facility. Mr. Berning received a B.S.I.E. and an M.B.A. from St. Cloud State University. He is currently serving as board member and past chair of the Greater Rochester Area University Center. In 1999, Mr. Berning received the national Ernst & Young Entrepreneur of the Year Award.

         Linda U. Feuss, 45, is an Executive Vice President and has served as our Vice President - General Counsel and Corporate Secretary since joining PEMSTAR in 2001. Prior to joining PEMSTAR, Ms. Feuss was with The Pillsbury Company, where she served as Vice President and General Counsel with responsibility for the Bakeries and Foodservice business, as well as the Information Technology and Operations functions. From 1983 to 1998, Ms. Feuss was with Siemens Corporation, most recently as Associate General Counsel, leading the regional legal department in Atlanta, and serving as general counsel and secretary for Siemens Energy & Automation, Inc. Ms. Feuss holds a J.D. from Emory University School of Law and a B.A. from Colgate University.

         William J. Kullback, 42, is an Executive Vice President and has served as our Chief Financial Officer since joining Pemstar in 2000. Prior to joining Pemstar, Mr. Kullback served for five years as Chief Financial Officer of Crenlo, Inc., a manufacturer of fabricated metal products. Prior to joining Crenlo, Mr. Kullback worked in various positions with the Stant Corporation, a manufacturer of automotive parts and tools, including Corporate Controller and Vice President of Finance of Stant's Plews Tool subsidiary. From 1987 to 1990, Mr. Kullback served as a consultant in the audit and manufacturing consulting practices of Price Waterhouse. Mr. Kullback received a B.A. in Economics and English and an M.B.A. in Accounting from the State University of New York at Buffalo.

         Steve V. Petracca, 46, has served as our Executive Vice President--Business Development and as a director since joining Pemstar in 1999. From 1998 to 1999, Mr. Petracca served as the Executive Vice President and General Manager of Quadrus Manufacturing, a division of Bell Microproducts. From 1988 to 1997, Mr. Petracca served as the Chief Executive Officer and President of Reply Corporation, a venture backed computer start-up company that he founded, and after acquisition of Reply Corporation by Radius Inc. in 1997, as its Senior Vice

President of engineering and operations until 1998. Prior to founding Reply Corporation, Mr. Petracca worked in various positions with IBM. Mr. Petracca holds a B.A. from the University of Colorado and an M.B.A. from Nova University.

         Karl D. Shurson, 62, has served as our Executive Vice President--Operations and Quality since 1998 and as a director since 1994. Mr. Shurson has also served as our Corporate Manager of Human Resources since 1994 and as the site executive for our Bangkok, Thailand operations since 1998. From 1962 to 1994, Mr. Shurson was employed by IBM, where he held several technical and management positions, including most recently as production facility manager for storage products at IBM's Rochester, Minnesota facility.

         Hargopal (Paul) Singh, 52, has served in various Executive Vice President roles and is currently our Executive Vice President--International Operations. He was a director from 1998 to 2002. Mr. Singh has been employed by us since 1995 and also serves as President of our Chinese and Mexican subsidiaries. From 1994 to 1995, Mr. Singh was employed by Microsoft as a Director of Business Planning, Tools and Technology in Microsoft's product support services division. From 1979 to 1994, Mr. Singh was employed by IBM in various technical and management positions, including plant manager for printed circuit board assembly and test. Mr. Singh holds a B.E. in Mechanical Engineering from Osmania University in India and an M.S. in Engineering Management from Oklahoma State University.

                                    PART II.

ITEM 5. MARKET FOR PEMSTAR'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

Market Information

         Our common stock has been quoted on the Nasdaq National Market under the symbol "PMTR" since our initial public offering of common stock in August 2000. The following table sets forth, for the periods indicated, the high and low sales prices per share of our common stock, as reported on the Nasdaq National Market.

                                                               High       Low
                                                               ----       ---

          Fiscal 2001:
               Second Quarter (beginning August 8, 2000) ...  $25.88    $11.22
               Third Quarter ...............................  $20.00    $ 5.50
               Fourth Quarter ..............................  $15.25    $ 6.25

          Fiscal 2002:
               First Quarter ...............................  $15.00    $ 6.38
               Second Quarter ..............................  $18.55    $ 9.06
               Third Quarter ...............................  $16.48    $ 9.94
               Fourth Quarter ..............................  $13.98    $ 8.36

          Fiscal 2003:
               First Quarter (through June 25, 2002) .......  $ 9.68    $ 1.31

Holders

         As of June 25, 2002, our common stock was held by approximately 1,007 shareholders of record and was selling at $1.33 per share.

Dividends

         We have never declared or paid any dividends on our capital stock and do not anticipate paying any cash dividends in the foreseeable future. We currently intend to retain future earnings to fund the development and growth of our business.

Equity Compensation Plan Information

         The information required by this item regarding securities authorized for issuance under equity compensation plans is incorporated by reference from the information under the caption "Equity Compensation Plan Information" contained on pages 11 and 12 of the Proxy Statement.

Recent Sales of Unregistered Securities

         On May 3, 2002, we entered into a Securities Purchase Agreement with Smithfield Fiduciary LLC and Citadel Equity Fund Ltd. (together, the "Purchasers"). Pursuant to the Securities Purchase Agreement, we agreed to issue and sell to the Purchasers, in a private placement, up to $50 million principal amount of 6 1/2% convertible senior subordinated notes due May 1, 2007 (the "Notes") together with related seven-year warrants (the "Warrants") to purchase shares of our common stock. The Warrants will be exercisable for a number of shares of common stock equal to (a) 30% of the aggregate principal amount of the related Notes divided by (b) the greater of Market Price (as calculated below) or the applicable pricing condition floor, if any, with an exercise price equal to the conversion price of the related Notes. In addition, we entered into a letter agreement on May 8, 2002 with the Purchasers pursuant to which we agreed to issue to the Purchasers seven-year warrants to purchase an aggregate of 1,000,000 shares of our common stock, with an exercise price of $2.00.

         Summary of the Transaction

         The sale of $5 million principal amount of Notes (the "Series A-1 Notes") and related Warrants exercisable for approximately 788,312 shares of common stock occurred on May 10, 2002. The applicable conversion price for the Series A-1 Notes and the exercise price for their related Warrants is $2.28. In addition, on May 10, 2002 we issued the seven-year warrants issuable pursuant to the May 8, 2002 letter agreement. Under the terms of the Securities Purchase Agreement, the Purchasers may purchase the remaining $5 million of the first series of Notes (the "Series A-2 Notes") with a conversion price of $6.50 at their option.

         We will issue and sell to the Purchasers up to an additional $30 million principal amount of Notes and related Warrants in installments of up to $10 million principal amount of Notes, provided that the obligation of the Purchasers to purchase each installment of Notes is subject to a minimum Market Price (as calculated by determining the arithmetic average of the daily volume weighted average prices of the common stock during a ten trading day period (an "Averaging Period") ending three trading days prior to such issuance, excluding transfers of 20,000 shares or more pursuant to individual transactions) of the common stock of $5.84 or $6.25, depending upon the installment of Notes. We are not obligated to issue the Notes and related Warrants in these installments to the extent such issuance would violate the Issuance Limitations without prior shareholder approval.

         In the event that the minimum Market Price for any installment of Notes is not met, the Purchasers may elect to purchase all or part of the applicable installment with a conversion price equal to the minimum conversion price. To the extent that the entire principal amount of any installment of Notes is not purchased, such remaining principal amount may be purchased at the conclusion of the next Averaging Period (as defined above). No subsequent installment of Notes together with the related Warrants will be issued and sold until the entire principal amount of the prior installment of Notes together with the related warrants has been issued and sold. No Series A-2 Notes or subsequent installments of Notes (other than the additional Notes described below) will be sold after December 10, 2002.

         During a five trading day period commencing upon the earlier to occur of the sale of an aggregate of $40 million in principal amount of Notes or December 11, 2002 and ending upon the later of December 18, 2002 and the date which is five (5) trading days after delivery of notice to the Purchasers regarding the remaining principal amount of Notes that may be purchased, the Purchasers have the option to purchase up to $10 million principal amount of Notes with a fixed conversion price of $9.00 and related Warrants with an exercise price of $9.00. We may not issue the Notes and related Warrants to the extent such issuance would violate the Issuance Limitations without prior shareholder approval.

         Use of Proceeds

         A placement fee of 6.125% of the consideration received for the transaction plus expenses will be paid to the Company's placement agent, Lehman Brothers Inc. We intend to use the proceeds from the sale of the Notes for general corporate purposes, including growth initiatives, capital expenditures and potential acquisitions. As of June 10, 2002, we have used the $5,000,000 for working capital.

         Conversion Price and Exercise Price

         The conversion price for the Series A-1 Notes and the exercise price for the related Warrants is $2.28, and the conversion price for the Series A-2 Notes, if any, and the exercise price for the related Warrants is $6.50. With respect to the additional $30 million principal amount of Notes and related Warrants that we may sell and issue in installments of up to $10 million principal amount of Notes, the conversion price for such installments and the exercise price for the related Warrants is 120% of the applicable Market Price for each installment of Notes. The Market Price for each such installment is the arithmetic average of the daily volume weighted average prices of the common stock during an Averaging Period ending three trading days prior to such issuance. Transfers of 20,000 shares or more pursuant to individual transactions will not be included in determining the volume weighted average price. The Averaging Period for each installment commences on the fourth trading day following the tenth trading day of each prior Averaging Period. The final installment of up to $10 million principal amount of Notes will have a fixed conversion price of $9.00 with related Warrants having an exercise price of $9.00 if the Purchasers elect to purchase this installment of Notes and related Warrants.

         Adjustments to the Notes and Warrants

         The Notes and Warrants include provisions for adjustment of the conversion or exercise price, as the case may be, and the number of shares issuable upon a conversion or exercise in the event of stock splits, stock dividends, reverse stock splits, and issuances by us of shares of our capital stock at prices below the conversion price of the Notes or the exercise price of the Warrants, as the case may be.

         Restrictions on Conversion and Exercise

         The Company shall not effect any conversion of the Notes, exercise of the related Warrants or exercise of the warrants issued pursuant to the May 8 letter agreement, and the holder of such securities shall not have the right to convert or exercise such securities, to the extent that after giving effect to the conversion and exercise, a holder of the shares of common stock (together with the holder's affiliates) would beneficially own in excess of 5.0% of our common stock outstanding immediately after giving effect to the conversion or exercise (the "Beneficial Owner Limitation").

         Outstanding Amounts

         As of June 10, 2002, we have issued an aggregate of $5,000,000 in Series A-1 Notes, related Warrants exercisable for an aggregate of approximately 788,312 shares of common stock and warrants exercisable for an aggregate of 1,000,000 shares of common stock. Upon conversion of the Series A-1 Notes currently outstanding, exercise of their related Warrants and exercise of the warrants issued pursuant to the May 8, 2002 letter agreement and no anti-dilution adjustments are made, the Company would be obligated to issue approximately 3,978,067 shares of Common Stock.

         Exemption

         In executing and delivering the Purchase Agreement, we relied upon the exemption from securities registration afforded by Rule 506 of Regulation D as promulgated by the Securities and Exchange Commission (the "SEC") under the Securities Act of 1933, as amended. Our reliance on this exemption was based on representations made by each Purchaser that such Purchaser is an "accredited investor" as that term is defined in Rule 501(a) of Regulation D. In addition, we relied on the exemption provided under section 4(2) under the Securities Act of 1933, as amended.

ITEM 6.  SELECTED FINANCIAL DATA

         The information required by this item is incorporated by reference from the information under the caption "Summary of Consolidated Financial Data" on page 13 of our 2002 Annual Report to Shareholders (the "Annual Report") delivered to our shareholders on July 1, 2002 and is attached hereto as Exhibit 13.1.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The information required by this item is incorporated by reference from the information under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 14 through 20 of the Annual Report and is attached hereto as Exhibit 13.1.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The information required by this item is incorporated by reference from the information under the sub-heading "Quantitative and Qualitative Disclosures About Market Risk" under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 18 through 19 of the Annual Report and is attached hereto as Exhibit 13.1.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The information required by this item concerning financial statements is incorporated by reference from the information contained on pages 21 through 37 of the Annual Report. The information required by this item concerning supplementary financial information is incorporated by reference from the information on page 39 of the Annual Report under the caption "Other Information" and is attached hereto as Exhibit 13.1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None

                                    PART III.

ITEM 10. DIRECTORS AND OFFICERS

         The information required by this item regarding directors and Section 16(a) compliance is incorporated by reference from the information under the caption "Election of Directors" contained on pages 4 through 6 of the Proxy Statement and the information under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" on page 14 of the Proxy Statement, respectively. The information required by the item regarding director compensation is incorporated by reference from the information under the caption "Compensation of Directors" on page 6 of the Proxy Statement. Information on executive officers is incorporated herein by reference to Item 4A to this Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

         The information required by this item is incorporated by reference from the information under the caption "Executive Compensation" on pages 6 through 12 of the Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this item regarding security ownership of certain beneficial owners and management is incorporated by reference from the information under the caption "Security Ownership of Certain Beneficial Owners and Management" on pages 2 and 3 of the Proxy Statement. The information required by this item regarding securities authorized for issuance under equity compensation plans is incorporated by reference from the information under the caption "Equity Compensation Plan Information" contained on pages 11 and 12 of the Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this item is incorporated by reference from the information under the caption "Certain Relationships and Related Transactions" on page 14 of the Proxy Statement.

                                    PART IV.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)   Financial Statements

         The following consolidated financial statements of Pemstar Inc. and subsidiaries and the Independent Auditors' Report thereon, included in
         Part II, Item 8, hereof:

                Report of Independent Auditors

                Consolidated Balance Sheets -- March 31, 2002 and March 31, 2001

                Consolidated Statements of Operations -- Years ended March 31, 2002, March 31, 2001 and March 31, 2000

                Consolidated Statement of Shareholders' Equity -- Years ended March 31, 2002, March 31, 2001 and March 31, 2000

                Consolidated Statements of Cash Flows -- Years ended March 31, 2002, March 31, 2001 and March 31, 2000

                Notes to Consolidated Financial Statements

(a)(2)   Financial Statement Schedules

                The consolidated financial statement schedule of Pemstar Inc. and subsidiaries and the Independent Auditors' Report thereon, required to be filed as part of this Form 10-K are listed below and are included at the end of this Report.

                Independent Auditors' Report

                Schedule II - Valuation and Qualifying Accounts - Years ended March 31, 2002, March 31, 2001 and March 31, 2000

         All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

(a)(3)   Exhibits

3.1 Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-3 (File No. 333-75284)).

3.2 Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-1 (File No. 333-37162)).

4.1 Form of Promissory Note (incorporated by reference to Exhibit 10.5 to the Company's Registration Statement on Form S-1 (File No. 333-37162)).

4.2 Form of Promissory Note (incorporated by reference to Exhibit 10.6 to the Company's Registration Statement on Form S-1 (File No. 333-37162)).

4.3 Promissory Note dated October 4, 2000 between the Company and General Electric Capital Corporation (incorporated by reference to Exhibit 10(i) to the Company's Quarterly Report on Form 10-Q for the period ending September 30, 2000 (File No. 000-31223)).

4.4 Promissory Note date December 20, 2000 between the Company and Allen J. Berning (incorporated by reference to Exhibit 10.6 to the Company's Registration Statement on Form S-1 (File No. 333-37162)).

4.5 Form of Certificate of Common Stock of the Company (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-1 (File No. 333-37162)).

4.6 Rights Agreement, dated as of August 11, 2000, between the Company and Wells Fargo Bank, N.A., as Rights Agent (incorporated by reference to
         Exhibit 4.2 to the Company's Registration Statement on Form S-3 (File No. 333- 75284)).

4.7 Rights Agreement Amendment by and between the Company and Wells Fargo Bank Minnesota, N.A. dated May 3, 2002 (incorporated by reference to
         Exhibit 4.5 to the Company's Current Report on Form 8-K filed on May 6,
         2002).

4.8 Form of Indenture relating to Senior Debt Securities (incorporated by reference to Exhibit 4.7 to the Company's Registration Statement on Form S-3 (File No. 333-75284)).

4.9 Form of Indenture relating to Subordinated Debt Securities (incorporated by reference to Exhibit 4.8 to the Company's Registration Statement on Form S-3 (File No. 333-75284)).

4.10 Form of Initial Notes (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on May 6, 2002).

4.11 Form of Subsequent Notes (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed on May 6, 2002).

4.12 Form of Additional Notes (incorporated by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K filed on May 6, 2002).

4.13 Form of Warrants (incorporated by reference to Exhibit 4.4 to the Company's Current Report on Form 8-K filed on May 6, 2002).

4.14 Warrant dated May 10, 2002 to Smithfield Fiduciary LLC (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on May 13, 2002).

4.15 Warrant dated May 10, 2002 to Citadel Equity Fund Ltd. (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed on May 13, 2002).

4.16 The Company agrees to furnish supplementally to the Securities and Exchange Commission upon request a copy of any instrument defining the rights of holders of long-term debt not being filed as an exhibit in reliance on Item 601(b)(4)(iii)(A) of Regulation S-K.

10.1 Amended and Restated Loan and Security Agreement, dated as of June 28, 2001, by and between the Company and U.S. Bank National Association (incorporated by reference to Exhibit 10.(ii) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 (File No. 000-31223)).

10.2 First Amendment between the Company and U.S. Bank National Association dated December 20, 2001, to the Loan and Security Agreement with U.S. Bank National Association dated June 28, 2001 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 6, 2002).

10.3 Second Amendment between the Company and U.S. Bank National Association dated March 25, 2002, to the Loan and Security Agreement with U.S. Bank National Association dated June 28, 2001, as amended on December 20, 2001 (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on May 6, 2002).

10.4 Third Amendment between the Company and U.S. Bank National Association dated May 3, 2002, to the Loan and Security Agreement with U.S. Bank National Association dated June 28, 2001, as amended on December 20, 2001 and March 25, 2002 (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on May 6, 2002).

10.5 Waiver from U.S. Bank National Association dated February 13, 2002 (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed on May 6, 2002).

10.6 Amended and Restated Revolving Credit Agreement, dated as of June 29, 2001, by and among IBM Credit Corporation, the Company and Turtle Mountain Corporation (incorporated by reference to Exhibit 10.(i) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 (File No. 000-31223)).

10.7 Acknowledgment, Waiver and Amendment between the Company, Turtle Mountain Corporation, Pemstar Pacific Consultants Inc. and IBM Credit Corporation dated February 14, 2002, to the Amended and Restated Revolving Credit Agreement dated June 29, 2001 (incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K filed on May 6, 2002).

10.8 Acknowledgment, Waiver #2 and Amendment between the Company, Turtle Mountain Corporation, Pemstar Pacific Consultants Inc. and IBM Credit Corporation dated March 29, 2002, to the Amended and Restated Revolving Credit Agreement dated June 29, 2001, as amended on February 14, 2002 (incorporated by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K filed on May 6, 2002).

10.9 Amendment No. 3 to Amended and Restated Revolving Credit Agreement between the Company, Turtle Mountain Corporation, Pemstar Pacific Consultants Inc. and IBM Credit Corporation dated May 3, 2002, to the Amended and Restated Revolving Credit Agreement dated June 29, 2001, as amended on February 14, 2002 and March 29, 2002 (incorporated by reference to Exhibit 10.7 to the Company's Current Report on Form 8-K filed on May 6, 2002).

10.10 Consent Letters from IBM Credit Corporation dated April 12, 2002, April 19, 2002, April 30, 2002 and May 3, 2002 (two letters) (incorporated by reference to Exhibit 10.8 to the Company's Current Report on Form 8-K filed on May 6, 2002).

10.11 Amendment No. 4 to the Amended and Restated Revolving Credit Agreement between the Company, Turtle Mountain Corporation, Pemstar Pacific Consultants Inc. and IBM Credit Corporation dated May 10, 2002, to the Amended and Restated Revolving Credit Agreement dated June 29, 2001, as amended on February 14, 2002, March 29, 2002 and May 3, 2002 (incorporated by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K filed on May 13, 2002).

10.12 ING Bank District Oost Nederland Credit Facility, dated May 26, 1999 (incorporated by reference to Exhibit 4.5 to the Company's Registration Statement on Form S-1 (File No. 333-37162)).

10.13 Banking Facility Agreement between Pemstar (Thailand) Ltd. and HSBC dated November 10, 2000 (incorporated by reference to Exhibit 10(ii) to the Company's Quarterly Report on Form 10-Q for the period ending December 31, 2000 (File No. 000-31223)).

10.14 Purchase Agreement by and among the Company, Smithfield Fiduciary LLC and Citadel Equity Fund Ltd. dated May 3, 2002 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 6, 2002).

10.15 Registration Rights Agreement by and among the Company, Smithfield Fiduciary LLC and Citadel Equity Fund Ltd. dated May 3, 2002 (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on May 6, 2002).

10.16 Registration Rights Agreement by and among the Company, Smithfield Fiduciary LLC and Citadel Equity Fund Ltd. dated May 10, 2002 (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on May 13, 2002).

10.17 Letter Agreement by and among the Company, Smithfield Fiduciary LLC and Citadel Equity Fund Ltd. dated May 8, 2002 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 13, 2002).

10.18 Letter Agreement by and among the Company, Smithfield Fiduciary LLC and Citadel Equity Fund Ltd. dated May 10, 2002 (incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K filed on May 13, 2002).

10.19 Supplementary Contract, dated March 24, 2000, between Pemstar (Tianjin) Enterprise Co. Ltd. and Tianjin Yat-Sen Scientific-Industrial Park International, Inc. (incorporated by reference to Exhibit 10.17 to the Company's Registration Statement on Form S-1 (File No. 333-37162)).

10.20 Supply Agreement dated April 30, 1999, between the Company, Fluke Corporation and Fluke Industrial B.V. (incorporated by reference to
         Exhibit 10.3 to the Company's Registration Statement on Form S-1 (File No. 333-37162)).

10.21    Form of Change in Control Agreement (incorporated by reference to
         Exhibit 10.4 to the Company's Registration Statement on Form S-1 (File No. 333-37162)).*

10.22 First Amended and Restated Investor Rights Agreement, dated as of June 7, 1999 between the Company and certain shareholders (incorporated by reference to Exhibit 10.10 to the Company's Registration Statement on Form S-1 (File No. 333-37162)).

10.23 First Amended and Restated Shareholders' Agreement dated June 7, 1997, between the Company and certain shareholders (incorporated by reference to Exhibit 10.11 to the Company's Registration Statement on Form S-1 (File No. 333-37162)).

10.24    Pemstar Inc. 1994 Stock Option Plan (incorporated by reference to
         Exhibit 10.12 to the Company's Registration Statement on Form S-1 (File No. 333-37162)).*

10.25    Pemstar Inc. 1995 Stock Option Plan (incorporated by reference to
         Exhibit 10.13 to the Company's Registration Statement on Form S-1 (File No. 333-37162)).*

10.26    Pemstar Inc. 1997 Stock Option Plan (incorporated by reference to
         Exhibit 10.14 to the Company's Registration Statement on Form S-1 (File No. 333-37162)).*

10.27 Pemstar Inc. Amended and Restated 1999 Stock Option Plan (incorporated by reference to Exhibit 10.15 to the Company's Registration Statement on Form S-1 (File No. 333-37162)).*

10.28    Pemstar Inc. 2000 Stock Option Plan (incorporated by reference to
         Exhibit 10.16 to the Company's Registration Statement on Form S-1 (File No. 333-37162)).*

10.29    Employee Stock Purchase Plan (incorporated by reference to Exhibit
         10.24 to the Company's Registration Statement on Form S-1 (File No. 333-37162)).*

10.30 Lease Agreement, dated June 4, 1997, between Italade Technology (Thailand) Limited and Italade-Pemstar Limited (incorporated by reference to Exhibit 10.18 to the Company's Registration Statement on Form S-1 (File No. 333-37162)).

10.31 Lease, dated June 29, 1998, between the Company and Leslie E. Nelson as Trustee of the Leslie E. Nelson Revocable Trust dated December 20, 1994, as amended (incorporated by reference to Exhibit 10.19 to the Company's Registration Statement on Form S-1 (File No. 333-37162)).

10.32 Sub-Lease Agreement, dated February 3, 1999, between Hongguan Technologies (S) Pte. Ltd. and Pemstar-Hongguan Pte. Ltd. (incorporated by reference to Exhibit 10.20 to the Company's Registration Statement on Form S-1 (File No. 333-37162)).

10.33 Lease Agreement dated September 30, 1998, between Guadalajara Industrial Technologico, S.A. de C.V. and Pemstar de Mexico S.A. de C.V. (incorporated by reference to Exhibit 10.21 to the Company's Registration Statement on Form S-1 (File No. 333-37162)).

10.34 Sublease for Office Premises, dated May 1, 1999, between Pemstar B.V. and Fluke Industrial B.V. and Lease Agreement for Office Premises dated July 11, 1997 between Fortress Beheer I B.V. & Garden End Building B.V. and Fluke Industrial B.V. (incorporated by reference to Exhibit 10.22 to the Company's Registration Statement on Form S-1 (File No. 333-37162)).

10.35 Sublease Assignment Agreement dated June 8, 1999 between the Company and Bell Microproducts, Inc. (incorporated by reference to Exhibit
         10.23 to the Company's Registration Statement on Form S-1 (File No. 333-37162)).

10.36 Land and Factory Lease Agreement dated April 27, 2000 between the Company and Thai Factory Development Public Company Limited (incorporated by reference to Exhibit 10(ii) to the Company's Quarterly Report on Form 10-Q for the period ending September 30, 2000 (File No. 000-31223)).

10.37 Lease Agreement dated August, 2000 between Pemstar De Mexico, S.A. de C.V. and Guadalajara Industrial Tecnologico, S.A. de C.V. (incorporated by reference to Exhibit 10(iv) to the Company's Quarterly Report on Form 10-Q for the period ending September 30, 2000 (File No. 000-31223)).

10.38 Rental Agreement dated September 28, 2000 between Pemstar B.V. and GE Capital B.V. (incorporated by reference to Exhibit 10(v) to the Company's Quarterly Report on Form 10-Q for the period ending September 30, 2000 (File No. 000-31223)).

10.39 Multi-Tenant Industrial Triple Net Lease dated March 12, 2000 between the Company and Senter Road, LLC (incorporated by reference to Exhibit 10(vi) to the Company's Quarterly Report on Form 10-Q for the period ending September 30, 2000 (File No. 000-31223)).

10.40 Lease Agreement, dated April 22, 1981, between the City of Dunseith, North Dakota and Turtle Mountain Corporation (incorporated by reference to Exhibit 10.37 to the Company's Registration Statement on Form

         S-1 (File No. 333-60832)).

10.41 Lease Agreement dated April 30, 2001, between the Company and James F. Matthews and Judith Matthews (incorporated by reference to Exhibit
         10.33 to the Company's Registration Statement on Form S-1 (File No. 333-60832)).

10.42 Lease Agreement, dated September 15, 2000, between Pemstar (Tianjin) Enterprise Co. Ltd. and Tianjin Yat-Sen Scientific Industrial Park International, Inc.(incorporated by reference to Exhibit 10.35 to the Company's Registration Statement on Form S-1 (File No. 333-60832)).

10.43 Lease Agreement, dated 5 April 2001, between Derraglen Trading Limited, Pemstar Ireland Limited and the Company (incorporated by reference to Exhibit 10(iii) to the Company's Quarterly Report on Form 10-Q for the period ending June 30, 2001 (File No. 000-31223)).

10.44 Stock Purchase Agreement between the Company and HongGuan Technologies PTE Ltd. dated November 15, 2000 (incorporated by reference to Exhibit 10(i) to the Company's Quarterly Report on Form 10-Q for the period ending December 31, 2000 (File No. 000-31223)).

10.45 Asset Purchase Agreement dated as of May 7, 2001, between the Company, U.S. Assemblies New England, Inc., MATCO Electronics Group, Inc. and James F. Matthews (incorporated by reference to Exhibit 10.34 to the Company's Registration Statement on Form S-1 (File No. 333-60832)).

10.46 Agreement and Plan of Merger among the Company, Pebble Acquisition Corporation and Pacific Consultants LLC, dated August 10, 2001 (incorporated by reference to Exhibit 10(i) to the Company's Quarterly Report on Form 10-Q for the period ending September 30, 2001 (File No. 000-31223)).

10.47 Stock Purchase Agreement dated as of June 20, 2000, between the Company and John Miller, Robert Wilmot, Robert Wilmot Family Charitable Remainder Trust, Chris Wilmot, Matthew Wilmot, Jessica Wilmot, Damian Wilmot, Patricia Miller, Brett McAtee, Michael Miller, Willard Patty, Keith Knudson, Kim Johnson, Greg Berginski and Michael Kelly (incorporated by reference to Exhibit 10.25 to the Company's Registration Statement on Form S-1 (File No. 333-37162)).

10.48 Asset Purchase Agreement dated as of April 30, 1999, by and between the Company and Bell Microproducts, Inc. (incorporated by reference to
         Exhibit 10.2 to the Company's Registration Statement on Form S-1 (File No. 333-37162)).

10.49 Series A Stock Purchase Agreement, dated as of February 12, 1998, between the Company and the parties names therein (amended), (incorporated by reference to Exhibit 10.7 to the Company's Registration statement on Form S-1 (File No. 333-37162)).

10.50 First Amendment to Series A Stock Purchase Agreement, dated as of March 27, 1998, between the Company and the parties named therein (incorporated by reference to Exhibit 10.8 to the Company's Registration Statement on Form S-1 (File No. 333-37162)).

10.51 Series B Stock Purchase Agreement, dated as of June 7, 1999, between the Company and the parties named therein (incorporated by reference to Exhibit 10.9 to the Company's Registration Statement on Form S-1 (File No. 333-37162)).

10.52 Loan Agreement, dated June 27, 2002, by and between the Pemstar (Thailand) Limited and Thai Farmers Bank pcl and related Guarantee Agreement by Pemstar Inc., dated June 25, 2002.

10.53 Amendment No. 5 to the Amended and Restated Revolving Credit Agreement between the Company, Turtle Mountain Corporation, Pemstar Pacific Consultants Inc. and IBM Credit Corporation dated June 27, 2002, to the Amended and Restated Revolving Credit Agreement dated June 29, 2001, as amended on February 14, 2002, March 29, 2002, May 3, 2002 and May 10, 2002.

10.54 Amendment No. 6 to the Amended and Restated Revolving Credit Agreement between the Company, Turtle Mountain Corporation, Pemstar Pacific Consultants Inc. and IBM Credit Corporation dated June 28, 2002, to the Amended and Restated Revolving Credit Agreement dated June 29, 2001, as amended on February 14, 2002, March 29, 2002, May 3, 2002, May 10, 2002
         and June 27, 2002.

10.55 Fourth Amendment between the Company and U.S. Bank National Association dated June 27, 2002, to the Loan and Security Agreement with U.S. Bank National Association dated June 28, 2001, as amended on December 20, 2001, March 25, 2002 and May 3, 2002.

12.1     Computation of Ratio of Earnings to Fixed Charges.

13.1 Portions of the 2002 Annual Report to Shareholders incorporated by reference herein.

21.1     Subsidiaries of the Company.

23.1     Consent of Ernst & Young LLP.

99.1     Risk Factors Relating to Pemstar's Business.

------------------------
* Management contract or compensatory plan or arrangement required to be filed as an exhibit to Form 10-K pursuant to Item 14(c) of this Report.

(b)      Reports on Form 8-K

         No Current Reports on Form 8-K were filed during the quarter ended March 31, 2002. On May 6, 2002, we filed a Current Report on Form 8-K in connection with amendments made to our credit agreements with U.S. Bank National Association and IBM Credit Corporation. We filed a second Current Report on Form 8-K on May 6, 2002, in connection with the convertible note transaction with Smithfield Fiduciary LLC and Citadel Equity Fund Ltd. On May 13, 2002, we filed a Current Report on Form 8-K disclosing the closing on the initial sale of convertible notes and related warrants, a letter agreement dated May 8, 2002, a letter agreement dated May 10, 2002, and an amendment to the credit agreement with IBM Credit Corporation.

(c)      Exhibits

         See Exhibit Index and Exhibits attached to this Report.

(d)      Financial Statement Schedules

         See Financial Statement Schedule included at the end of this Report.

                                   Signatures

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Rochester, State of Minnesota.

                                      PEMSTAR INC.

Date:    June 27, 2002                By:      /s/ Allen J. Berning
       --------------------               --------------------------------------
                                          Allen J. Berning
                                          Chairman and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

         Signature                          Title                     Date
         ---------                          -----                     ----

  /s/ Allen Berning             Chairman, Chief Executive         June 27, 2002
------------------------------  Officer and Director
Allen J. Berning                (principal executive officer)

  /s/ William J. Kullback       Chief Financial Officer           June 27, 2002
------------------------------  (principal financial officer
William J. Kullback             and principal accounting officer)

  /s/ Robert D. Ahmann          Director                          June 27, 2002
------------------------------
Robert D. Ahmann

  /s/ Thomas A. Burton          Director                          June 27, 2002
------------------------------
Thomas A. Burton

                                Director                          _______, 2002
------------------------------
Kenneth E. Hendrickson

  /s/ Bruce M. Jaffe            Director                          June 27, 2002
------------------------------
Bruce M. Jaffe

  /s/ Gregory S. Lea            Director                          June 27, 2002
------------------------------
Gregory S. Lea

  /s/ Michael Odrich            Director                          June 27, 2002
------------------------------
Michael Odrich

  /s/ Steve V. Petracca         Director                          June 27, 2002
------------------------------
Steve V. Petracca

  /s/ Karl D. Shurson           Director                          June 27, 2002
------------------------------
Karl D. Shurson

                         REPORT OF INDEPENDENT AUDITORS

See report of Ernst & Young LLP in Exhibit 23.1 included herein.

Schedule II--Valuation and Qualifying Accounts

Pemstar Inc.

                Col. A.                      Col. B               Col. C                Col. D         Col. E
                -------                      ------               ------                ------         ------
(Amounts in thousands)                                           Additions
                                                         --------------------------
                                                                       Charged to
                                           Balance at    Charged to       Other                       Balance at
                                           Beginning     Costs and      Accounts--     Deductions       End of
Description                                of Period      Expenses      Described      Described        Period
-----------                                ---------      --------      ---------      ---------        ------
YEAR ENDED MARCH 31, 2002
Reserve and allowances deducted from
    accounts
    Allowance for uncollectible accounts    $  1,234      $  8,228     $       -          $ 738 (1)     $8,724
    Allowance for inventory obsolescence       2,154         5,440             -            918 (2)      6,676
    Allowance for deferred tax assets              -        26,962             -              -         26,962

YEAR ENDED MARCH 31, 2001
Reserve and allowances deducted from
    accounts
    Allowance for uncollectible accounts         553           696             -             15(1)       1,234
    Allowance for inventory obsolescence         573         1,747             -            166 (2)      2,154

YEAR ENDED MARCH 31, 2000
Reserve and allowances deducted from
    accounts
    Allowance for uncollectible accounts          53           545             -             45(1)         553
    Allowance for inventory obsolescence           -           573             -              -            573

-----------------
(1)  Write-off of accounts receivable determined to be uncollectible.
(2)  Disposal of obsolete inventories.

                                  EXHIBIT INDEX

      Exhibit No.
      -----------

         10.52 Loan Agreement, dated June 27, 2002, by and between the Pemstar (Thailand) Limited and Thai Farmers Bank pcl and related Guarantee Agreement by Pemstar Inc., dated June 25, 2002.

         10.53 Amendment No. 5 to the Amended and Restated Revolving Credit Agreement between the Company, Turtle Mountain Corporation, Pemstar Pacific Consultants Inc. and IBM Credit Corporation dated June 27, 2002, to the Amended and Restated Revolving Credit Agreement dated June 29, 2001, as amended on February 14, 2002, March 29, 2002, May 3, 2002 and May 10, 2002.

         10.54 Amendment No. 6 to the Amended and Restated Revolving Credit Agreement between the Company, Turtle Mountain Corporation, Pemstar Pacific Consultants Inc. and IBM Credit Corporation dated June 28, 2002, to the Amended and Restated Revolving Credit Agreement dated June 29, 2001, as amended on February 14, 2002, March 29, 2002, May 3, 2002, May 10, 2002 and June
                  27, 2002.

         10.55 Fourth Amendment between the Company and U.S. Bank National Association dated June 27, 2002, to the Loan and Security Agreement with U.S. Bank National Association dated June 28, 2001, as amended on December 20, 2001, March 25, 2002 and May 3, 2002.

         12.1     Computation of Ratio of Earnings to Fixed Charges

         13.1 Portions of the 2002 Annual Report to Shareholders incorporated by reference herein

         21.1     Subsidiaries of PEMSTAR Inc.

         23.1     Consent of Independent Auditors

         99.1     Risk Factors Relating to PEMSTAR's Business