Form 10-Q
period 2002-06-30
PEMSTAR INC
filed 2002-08-15
CIK 924829

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE PERIOD ENDED June 30, 2002
                                 -------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE PERIOD From ___________ to ___________.

Commission file number   000-31223
                      ----------------------------

                                  PEMSTAR INC.
             (Exact name of registrant as specified in its charter)

          Minnesota                                                41-1771227
-----------------------------------                          -------------------
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

                                 Not applicable
      ---------------------------------------------------------------------
      (Former name, former address and former fiscal year, if changed since last report)

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

Common Stock, $0.01 Par Value, 36,948,231 shares as of July 31, 2002.

Index
Pemstar Inc.

Part I.  Condensed Consolidated Financial Information                                                        Page
Item 1.          Financial Statements (Unaudited):
                 Condensed consolidated balance sheets - June 30, 2002
                      (unaudited) and March 31, 2002 ....................................................     3
                 Condensed consolidated statements of operations (unaudited) - Three months ended June
                      30, 2002 and 2001 .................................................................     4
                 Condensed consolidated statements of cash flows (unaudited) - Three months ended June
                      30, 2002 and 2001 .................................................................     5
                 Notes to condensed consolidated financial statements (unaudited) - June30, 2002 ........    6-9
Item 2.          Management's Discussion and analysis of Financial Condition and Results of
                      Operations ........................................................................   10-13

Item 3.          Quantitative and Qualitative Disclosure of Market Risk .................................     13

Part II.  Other Information
Item 1.          Legal Proceedings ......................................................................     14
Item 2.          Changes in Securities and Use of Proceeds ..............................................     14
Item 3.          Defaults upon Senior Securities ........................................................     14
Item 4.          Submission of Matters to a Vote of Security Holders ....................................   14-15
Item 5.          Other Information ......................................................................     15
Item 6.          Exhibits and Reports on Form 8-K .......................................................   15-16
Signatures ..............................................................................................     17
Exhibits ................................................................................................     18

                                       2

Part I.  Financial Information

Pemstar Inc.
Condensed Consolidated Balance Sheets
(In thousands, except per share data)                          June 30,       March 31,
                                                                 2002           2002
                                                            --------------  -----------
                                                              (Unaudited)     (Note A)
Assets
Current assets
    Cash and equivalents                                       $  11,571    $  11,483
    Restricted cash                                                1,019        1,423
    Accounts receivable, net                                     120,253      122,752
    Recoverable income taxes                                         127        3,873
    Inventories                                                   95,454       92,929
    Unbilled services                                             17,645       16,356
    Deferred income taxes                                             38           45
    Prepaid expenses and other                                     7,300        8,507
                                                               ---------    ---------
Total current assets                                             253,407      257,368

Property, plant and equipment                                    140,456      137,639
Less accumulated depreciation                                    (43,279)     (38,531)
                                                               ---------    ---------
                                                                  97,177       99,108

Goodwill, net                                                     34,669       34,678
Other assets                                                       4,940        3,459
Deferred income taxes                                              1,173        1,111
                                                               ---------    ---------
Total assets                                                   $ 391,366    $ 395,724
                                                               =========    =========

Liabilities and shareholders' equity
Current liabilities
    Accounts payable                                           $  88,312    $  79,410
    Income taxes payable                                             206           21
    Other current liabilities                                     16,855       15,738
    Current maturities of long-term debt                          13,476       13,999
    Current maturities of capitalized lease obligations            6,679       10,865
                                                               ---------    ---------
Total current liabilities                                        125,528      120,033

Long-term debt, less current maturities                           75,087       71,340
Capital lease obligations, less current maturities                 3,295        3,122
Other liabilities and deferred credits                            10,460        7,832

Shareholders' equity
    Common stock, par value $0.01 per share--authorized
       150,000 shares, issued and outstanding 36,852 at June
       30, 2002 and 36,701 at March 31, 2002                         369          367
    Additional paid-in capital                                   233,938      232,233
    Accumulated other comprehensive loss                            (403)      (2,131)
    Retained earnings - deficit                                  (56,000)     (36,164)
    Loans to shareholders                                           (908)        (908)
                                                               ---------    ---------
                                                                 176,996      193,397
                                                               ---------    ---------
Total liabilities and shareholders' equity                     $ 391,366    $ 395,724
                                                               =========    =========

See notes to condensed consolidated financial statements.

Pemstar Inc.
Condensed Consolidated Statements of Operations (Unaudited)
(In thousands, except per share data)

                                                                Three Months Ended
                                                                      June 30,
                                                              ----------------------
                                                                2002          2001
                                                              ---------    ---------
Net sales                                                     $ 153,104    $ 167,204
Costs of goods sold                                             152,436      151,765
                                                              ---------    ---------
    Gross profit                                                    668       15,439

Selling, general and administrative expenses                     14,370       10,130
Restructuring costs                                               2,956         --
Amortization                                                         48          478
                                                              ---------    ---------
    Operating (loss) income                                     (16,706)       4,831

Other expense (income)--net                                          23         (217)
Interest expense                                                  2,835        2,006
                                                              ---------    ---------
(Loss)income before income taxes                                (19,564)       3,042

Income tax expense                                                  272          530
                                                              ---------    ---------
Net (loss) income                                             $ (19,836)   $   2,512
                                                              =========    =========


Net (loss)income per common share:
    Basic                                                     $   (0.54)   $    0.08
    Diluted                                                       (0.54)        0.08

Shares used in computing net (loss)income per common share:
    Basic                                                        36,768       30,153
    Diluted                                                      36,768       32,041

See notes to condensed consolidated financial statements.

Pemstar Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

                                                                      Three Months Ended
                                                                          June 30,
                                                                    --------------------
                                                                      2002        2001
                                                                    ---------   --------
Cash flows from operating activities:
    Net (loss) income                                               $(19,836)   $  2,512
    Adjustments to reconcile net (loss) income to net cash
       provided by (used in) operating activities:
       Depreciation                                                    5,093       4,075
       Amortization                                                      680         623
       Deferred revenue                                                  (90)        (60)
       Deferred income taxes                                             (55)
       Other                                                             781         (39)
       Change in operating assets and liabilities:
          Accounts receivable                                          3,859      (5,853)
          Inventories                                                 (1,902)    (13,182)
          Prepaid expenses and other                                   3,928      (6,686)
          Accounts payable                                             7,929      (3,166)
          Accrued expenses and other                                   3,208       6,399
                                                                    --------    --------
              Net cash provided by (used in) operating activities      3,595     (15,377)
Cash flows used in investing activities:
    Decrease/(increase) in restricted cash                               404      (1,249)
    Business acquisitions, net of cash acquired                         --       (12,870)
    Purchases of property and equipment                               (2,726)     (8,837)
                                                                    --------    --------
              Net cash used in investing activities                   (2,322)    (22,956)
Cash flows (used in) from financing activities:
    Bank overdrafts                                                     --        (4,244)
    Proceeds from sale/exercise of stock options                         299       1,916
    Proceeds from stock sales                                           --        79,774
    Proceeds from sale of warrants                                       539        --
    Principal payments on long-term borrowings                       (33,588)    (41,255)
    Proceeds from long-term borrowings                                30,930       4,336
    Proceeds from sale/leaseback of property and equipment             1,185        --
    Increase of intangibles                                             --           (10)
    Other                                                               (555)        237
                                                                    --------    --------
              Net cash (used in) provided by financing activities     (1,191)     40,755

Effect of exchange rate changes on cash                                    5          27
                                                                    --------    --------
Net increase in cash and cash equivalents                                 88       2,449

Cash and cash equivalents:
    Beginning of period                                               11,483       5,882
                                                                    --------    --------
    End of period                                                   $ 11,571    $  8,331
                                                                    ========    ========

See notes to condensed consolidated financial statements.

Pemstar Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2002
(In thousands, except per share data)

Note A--Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended June 30, 2002, are not necessarily indicative of the results that may be expected for the year ending March 31, 2003.

The balance sheet at March 31, 2002 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Pemstar Inc. Annual Report on Form 10-K filed with the Securities and Exchange Commission.

New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 141 (SFAS 141), Business Combinations, and SFAS No. 142 (SFAS 142), Goodwill and Other Intangible Assets. SFAS 141 addresses financial accounting and reporting for business combinations and requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Under SFAS 142, goodwill and certain other intangible assets are no longer systematically amortized but instead will be reviewed for impairment and written down and charged to results of operations when their carrying amount exceeds their estimated fair value. The Company adopted SFAS 142 effective April 1, 2002. Management expects that the effect of ceasing amortization of goodwill will increase operating results by approximately $840 after tax, or $0.02 per diluted share, in fiscal 2003. The Company has not completed its assessment of the additional effects, if any, of adopting SFAS 142.

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144 (SFAS 144), Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. The Company adopted SFAS 144 effective April 1, 2002. Management is currently evaluating the provisions of SFAS 144, but believes there will be no effect on the Company's financial position, results of operations or shareholders' equity resulting from the adoption.

A reconciliation of reported net (loss) income adjusted to reflect the adoption of SFAS 142 is provided below:

                                              For the three months ended
                                                        June 30,
                                              --------------------------
                                                  2002         2001
                                               ----------    ---------
Report net (loss) income                       $  (19,836)   $   2,512
Add back goodwill amortization, net of tax           --            329
                                               ----------    ---------


Adjusted net (loss) income                     $  (19,836)   $   2,841
                                               ==========    =========


Reported basic and diluted net (loss) income
   per share                                   $     (.54)   $     .08
Effect of add back of goodwill amortization          --            .01
                                               ----------    ---------
Adjusted basic and dilted net (loss) income
   per share                                   $     (.54)   $     .09
                                               ==========    =========


Note B--Inventories

The components of inventories consist of the following:

                                            June 30,     March 31,
                                             2002         2002
                                            --------    ---------
Raw materials                               $ 84,956    $ 85,587
Work in process                               12,527       8,763
Finished goods                                 6,794       5,255
Less allowance for inventory obsolescence     (8,823)     (6,676)
                                            --------    --------
                                            $ 95,454    $ 92,929
                                            ========    ========

Note C--Acquisitions

In May 2001, the Company acquired certain assets and assumed certain liabilities of U.S. Assemblies New England, Inc., which operates through an 85 square foot facility located in Taunton, Massachusetts. The purchase price was approximately $14,300, including $1,600 of assumed indebtedness.

In September 2001, the Company purchased the membership interests and business of Pacific Consultants LLC (a provider of electromechanical design and test consulting services) to complement and extend its engineering capabilities. The initial purchase price was approximately $20,100, including common stock valued at $10,000, cash and costs of $4,400, and cash or common stock of $5,700 payable up to two years from the date of the acquisition. The purchase agreement provides for additional purchase price, payable in cash or common stock, of up to $40,000, if earnings targets are met for the acquired business in the two years following the close, which will be reported as additional goodwill.

In November 2001, the Company purchased certain assets of MTS Systems Corporation including equipment located at the 57 square foot facility in Chaska, Minnesota. The purchase price was approximately $3,600.

These acquisitions were accounted for as purchases and, accordingly, the results of operations of these businesses have been included in the Consolidated Statement of Operations since their respective dates of acquisition. The pro forma unaudited results of operations for the three months ended June 30, 2002 and 2001 are as follows:

                             Three Months Ended
                                 June 30,
                       ---------------------------
                           2002           2001
                       -----------    -----------
Net sales              $   153,104    $   176,921
Net (loss)income           (19,836)         2,857
Per share data:
    Basic earnings     $     (0.54)   $      0.09
    Diluted earnings         (0.54)          0.09

Note D--Comprehensive (Loss) Income

Total comprehensive (loss)income was $(18,108) and $2,085 for the three months ended June 30, 2002 and 2001. Comprehensive (loss) income differs from net
(loss) income due to unrecognized currency gains and losses.

Note E--Financing Arrangements

In May 2002, the Company sold $5,000 face value of 6 1/2% convertible senior subordinated notes with a conversion price of $2.28 together with related seven year warrants to purchase shares of the Company's common stock to two investors. The related seven year warrants are exercisable for 788 shares of the Company's common stock at an exercise price of $2.28 per share, and the Company granted additional warrants to the investors on May 10, 2002 to purchase 1,000 shares of the Company's common stock at an exercise price of $2.00 per share. In July 2002, the Company entered into an amendment and termination agreement terminating its remaining obligations to sell notes and related warrants pursuant to the securities purchase agreement. In the amendment and termination agreement, the Company agreed to issue additional warrants to purchase 250 shares of the Company's common stock at an exercise price of $1.62 and to provide the investors certain rights to participate in any offering by the Company of equity securities (or rights to purchase equity securities) during the next six months.

In June 2002, the Company obtained a credit facility with a foreign bank for borrowing of up to approximately $7,200, of which $4,812 was borrowed at June 30, 2002.

Note F--Earnings Per Share Data

The following table set forth the computation of basic and diluted earnings per share for the periods indicated.

                                                                    Three Months Ended
                                                                         June 30,
                                                                  --------------------
                                                                    2002         2001
                                                                  --------    --------
Basic:
    Net (loss) income                                             $(19,836)   $  2,512

    Average shares outstanding                                      36,768      30,153

    Basic (loss) income per share                                 $  (0.54)   $   0.08
                                                                  ========    ========

Diluted:
    Net (loss) income                                             $(19,836)   $  2,512
      Add back interest on convertible debt, net of tax                103        --
                                                                  --------    --------
    Net (loss) income, as adjusted                                $(19,733)   $  2,512
                                                                  ========    ========

    Average shares outstanding                                      36,768      30,153
    Share issued on conversion of convertible debt                    --          --
    Net effect of dilutive stock options and warrants--based on
    the treasury stock method                                         --         1,888
                                                                  --------    --------
    Totals                                                          36,768      32,041
                                                                  ========    ========

    Diluted (loss) income per share                               $  (0.54)   $   0.08
                                                                  ========    ========

During the first quarter of fiscal 2003, employees exercised stock options to acquire 20 shares at an average exercise price of $0.91 per share and purchased 130 shares in the employee stock purchase plan at an average price of $2.16.

Item 2--Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Results this quarter continue to reflect the impact of the difficult economic environment that our customers and we share. Sales declines and customer bankruptcies have again affected our results.

Net Sales - Net sales for the first quarter of fiscal 2003 decreased $14.1 million, or 8.4%, to $153.1 million, from $167.2 million for the comparable three months of the prior fiscal year. This decrease in net sales was due to lower volume from optical and communications customers, partially offset by net sales from businesses acquired after the first quarter of fiscal 2002.

Gross Profit - Our gross profit decreased $14.8 million to $0.7 million in the first quarter of fiscal 2003 from $15.4 million in the first quarter of the prior fiscal year. This decrease was due to reduced net sales and the change in sales mix including less net sales from higher gross profit optical and communication customers. We also incurred inventory write-downs of approximately $3.5 million in the first quarter of fiscal 2003, primarily as a result of customer financial difficulties and bankruptcies.

Selling, general and administrative expenses - Selling, general and administrative expenses in the first quarter of fiscal 2003 increased $4.2 million to $14.4 million from $10.1 million in the first quarter of fiscal 2002. As a percentage of net sales, our selling, general and administrative expenses increased to 9.4% from 6.1% in the first quarter of fiscal 2002. This increase was a result of additional expenses from acquired businesses, increased expenses from information technology infrastructure and software implemented after the first quarter of fiscal 2002. We also incurred charges in fiscal 2003 of $1.9 million for the uncertainty of collection of accounts receivable from bankrupt and troubled customers.

Restructuring costs - Restructuring costs of $3.0 million were recognized in the first quarter of fiscal 2003 for the consolidation of certain facilities and worldwide workforce reductions. These actions were taken to rescale physical space and employee counts in affected operations to the current business levels. Further actions may be required as indicated by our continuing analysis.

Amortization - Amortization decreased approximately $0.5 million to an insignificant amount for the first quarter of fiscal 2003 as a result of adopting SFAS No. 142, "Goodwill and Other Intangible Assets", on April 1, 2002 and the resultant discontinuation of amortization of goodwill.

Other income (expense) - Other income (expense), which occurs principally as a result of exchange gains in certain international operations, was negligible in the first quarter of fiscal 2003 and the comparable period of fiscal 2002.

Interest expense - Our interest expense increased $0.8 million to $2.8 million for the first quarter of fiscal 2003 from $2.0 million for the comparable period of the prior fiscal year. This increase was primarily a result of fees and deferred financing charges associated with the amending our credit facilities in the first quarter of fiscal 2003.

Income tax) expense - Income tax expense decreased $0.2 million to $0.3 million in the first quarter of fiscal 2003 from a tax expense of $0.5 million in the first quarter of fiscal 2002. The effective tax rate for the first quarter of fiscal 2003 was 1.4%. This results from the 0% rate in the United States and The Netherlands, resulting from the inability to recognize benefits for loss carryforwards there, due to the uncertainty regarding their realization, and the low tax rates or tax holidays in certain non-United States jurisdictions.

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

As of June 30, 2002, the Company had cash and cash equivalents balances of $11.6 million and total bank and other interest bearing debt, including capital lease obligations, totaling $98.5 million. Of these borrowings, we had approximately $6.9 million outstanding under our US Bank revolving credit facility and $51.0 million outstanding under our IBM Credit Corporation credit facility. We also have a $3.2 million credit facility serving our Netherlands operations, a $2.3 million credit facility serving our Singapore facility, $8.5 million facilities for our China operation and a $8.2 million facility serving our Thailand operation. As of June 30, 2002, we had $3.0 million outstanding under our Netherlands credit facility, $2.2 million outstanding under our Singapore credit facility, $5.7 million outstanding from China facilities and $4.8 million outstanding under our Thailand credit facility. Each credit facility bears interest on outstanding borrowings at variable interest rates, which as of June 30, 2002 were 7.75% for the IBM facility, 6.25% for the US Bank facility, 5.5% for the Netherlands facility, 4.9% for our Singapore facility, from 5.35-6% to 5.85% for the China facilities and 5% for the Thailand facility. These credit facilities are secured by substantially all of our assets. We are also required to meet financial covenants under these facilities relating to net income as a percentage of net sales, the ratio of our liabilities to net worth, the ratio of our current assets to current liabilities, the ratio of our earnings before interest, taxes, depreciation and amortization, or EBITDA, less specified expenditures, to our principal and interest payments, our tangible net worth and capital expenditures. As of June 30, 2002 we were in compliance with all financial covenants. As stated in our July 24, 2002 first quarter earnings release, the projected fiscal 2003 second quarter operating loss would put us out of compliance with certain covenants in our existing IBM Credit Corporation credit facilities. We are currently in discussion with the lender to obtain financial covenant changes. In addition, we were in default of certain non-financial covenants of our IBM Credit Corporation credit facilities, and we have obtained a waiver of these non-financial covenants. A failure to change these covenants or to obtain a waiver of expected violations of these covenants could adversely affect our liquidity and capital resources.

Net cash provided from operating activities for the three months ended June 30, 2002 was $3.6 million compared to net cash used of $15.4 million for the comparable period of the prior fiscal year. The net cash provided resulted primarily from net reductions in working capital due to lower sales and expanded accounts payable, offset by a net loss compared to net income in the comparable period in the prior fiscal year.

Net cash used in investing activities for the three months ended June 30, 2002 was $2.3 million compared to $23.0 million for the comparable period of the prior fiscal year. The reduction in net cash used in investing activities resulted from a lower level of investment in equipment and in the absence of business acquisitions in the fiscal 2003 quarter compared to the comparable period of the prior fiscal year.

Net cash used by financing activities for the three months ended June 30, 2002 was $1.2 million compared to cash provided by financing activities of $48.5 million for the comparable period of the prior fiscal year. The net cash used by financing activities resulted primarily from paying down debt, net of sale leaseback proceeds, compared to cash provided by financing activities as a result of the net proceeds from our second public offering of our common stock in the prior fiscal year. Debt paid down included $4.0 million of the $7.9 million Bank of America lease facility repayment requirement needed to obtain a waiver of a covenant violation earlier in the year. The remainder has since been repaid.

On December 17, 2001, we filed a shelf registration statement to sell $200 million of common stock, preferred stock, debt securities, depositary shares, securities warrants, and units in the future. The net proceeds from the sales of any of these securities will be used for working capital and other general corporate purposes.

On May 3, 2002, we entered into a Securities Purchase Agreement with two institutional accredited investors. Pursuant to the Securities Purchase Agreement, the Company agreed to sell up to $50 million principal amount of 6 1/2 % convertible senior subordinated notes due May 1, 2007 together with related seven-year warrants to purchase shares of our common stock. In addition, we entered into a letter agreement on May 8, 2002 with the investors pursuant to which the Company agreed to issue the investors seven-year warrants to purchase aggregate of 1,000,000 shares of the Company's common stock at an exercise price of $2.00.

The sale of $5 million principal amount of 6 1/2 % convertible senior subordinated notes and related warrants exercisable for approximately 788,312 shares of common stock occurred on May 10, 2002. The applicable conversion price for the 6 1/2 % convertible senior subordinated notes and the exercise price for their related warrants is $2.28. In addition, on May 10, 2002 the Company issued the seven-year warrants issuable pursuant to the May 8, 2002, letter agreement. On July 19, 2002, the Company entered an amendment and termination agreement to terminate its remaining obligations to sell notes and related warrants provided for in the securities purchase agreement. In this amendment and termination agreement, the Company agreed to issue additional warrants to purchase 250,000 shares of common stock at an exercise price of $1.62 and to provide the investors certain rights to participate in any offering by the Company of equity securities (or rights to purchase equity securities) during the next six months.

Our continued viability depends on our ability to generate additional cash from operations or obtain additional sources of funds for working capital. Our ability to maintain sufficient liquidity depends, in part, on our achieving anticipated revenue targets and intended expense reductions from our restructuring activities and further improvement of working capital management. We believe that as a result of the restructuring actions we have taken in fiscal 2003 to reduce cash expenditures, the efforts we continue to make to increase revenues from continuing customers, as well as efforts to generate new customers in various industry sectors, together with the new agreements we have reached to provide additional borrowing capacity, we have sufficient cash flow to meet our needs for fiscal 2003. We may not achieve these targets, realize the intended expense reductions or improvement of working capital management. If our operating goals are not met, we will be required to secure additional financing from lenders or sell additional securities.

We regularly review acquisition and additional facilities expansion or joint venture opportunities, as well as major new program opportunities with new or existing customers, any of which may require us to sell additional equity or secure additional financing in order to fund the requirement. The sale of additional equity could result in additional dilution to our shareholders. We cannot be assured that financing arrangements will be available in amounts or on terms acceptable to us.

Forward-looking Statements: This discussion contains certain "forward-looking" statements. These forward-looking statements may contain statements of intent, belief or current expectations of Pemstar and its management. Such forward-looking statements are not guarantees of future results and involve risks and uncertainties that may cause actual results to differ materially from the potential results discussed in the forward-looking statements. In addition to factors discussed above, risks and uncertainties that may cause such differences include but are not limited to: a continued decline in economic conditions or a renewed recession; any future terrorist attacks on the United States, rumors or threats of war, actual conflicts or trade disruptions; changes in demand for electronics manufacturing services; changes in demand by major customers due to cancellations, reductions or delays of orders; shortages or price fluctuations in component parts;

difficulties managing our expansion and integrating acquired businesses; increased competition and other risk factors listed from time to time in our Securities and Exchange Commission filings, including but not limited to Exhibit 99 of our Annual Report on Form 10K for the fiscal year ended March 31, 2001. The foregoing list is not exhaustive and we disclaim any obligation to subsequently revise any forward-looking statements to reflect events or circumstances after the date of such statements.

Item 3--Quantitative and Qualitative Disclosure of Market Risk

The unrecognized losses from foreign currency translation, as reflected in the balance sheet item captioned accumulated other comprehensive loss, decreased by $1,728 for the three months ended June 30, 2002. These changes result primarily from changes in the exchange rate of the Baht and Euro in relationship to the United States dollar applied to our net invested asset currency exposure in Thailand and the Netherlands ($18,976 and $7,119 respectively, at June 30,
2002). Additional credit facilities denominated in local currencies of foreign locations are programmed to limit these risks.

Part II.  Other Information

Item 1--Legal Proceedings

In July 2002, class action suits were commenced in the United States District Court for the District of Minnesota on behalf of purchasers of our publicly traded securities during the period between June 8, 2001 and May 3, 2002. We believe the allegations are without merit and intend to vigorously defend the lawsuits. We maintain directors' and officers' insurance to address these types of allegations.

Item 2--Changes in Securities and Use of Proceeds

On May 3, 2002, we entered into a Securities Purchase Agreement with two institutional accredited investors. Pursuant to the Securities Purchase Agreement, we agreed to issue and sell up to $50 million principal amount of 6 1/2 % convertible senior subordinated notes due May 1, 2007 together with related seven-year warrants to purchase shares of common stock. In addition, we entered into a letter agreement on May 8, 2002 with investors pursuant to which we agreed to issue the investors seven-year warrants to purchase an aggregate of 1,000,000 shares of our common stock at an exercise price of $2.00.

The sale of $5 million principal amount of 6 1/2% convertible senior subordinated notes and related warrants exercisable for approximately 788,312 shares of common stock occurred on May 10, 2002. The applicable conversion price for the 6 1/2 % convertible senior subordinated notes and the exercise price for their related warrants is $2.28. In addition, on May 10, 2002 we issued the seven-year warrants issuable pursuant to the May 8, 2002 letter agreement. On July 19, 2002, we entered an amendment and termination agreement to terminate our remaining obligations to sell notes and related warrants provided for in the securities purchase agreement. In this amendment and termination agreement, we agreed to issue additional warrants to purchase 250,000 shares of our common stock at an exercise price of $1.62 and to provide the investors certain rights to participate in any offering by us of equity securities (or rights to purchase equity securities) during the next six months.

Item 3--Default on Senior Securities

There have been no events of default on the Company's senior securities agreements

Item 4--Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders was held on July 25, 2002 at the main offices of the Company at 3535 Technology Drive NW, Rochester, Minnesota. The stockholders took the following actions (with voting tallies, from eligible voting shares, as noted):

     i. Elected three Class II directors for terms expiring in 2005 as disclosed in the Company's Proxy Statement effective July 1 2002. (Thomas A. Burton: Votes for-31,180,473, withheld-2,310,112; Kenneth
          E. Hendrickson: Votes for-31,182,151, withheld-2,308,434; Michael
          Odrich: Votes for-31,224,171, withheld-2,266,414). The following directors' terms of office continued after the meeting: Allen J. Berning, Steve V. Petracca, Gregory S. Lea, Karl D. Shurson, Robert D. Ahmann and Bruce M. Jaffe.

     ii. Approved the Pemstar Inc. 2002 Stock Option Plan (Votes for-12,487,252, against - 8,358,753, abstain - 165,697, broker non-vote-12,478,883)

     iii. Amended the Pemstar Inc. 2000 Employee Stock Purchase Plan to increase the number of shares available for purchase under the Plan by 500,000 shares and to remove the eligibility requirement of being employed by Pemstar for at least 90 days. (Votes for - 20,364,570, against - 476,147, abstained -170,985, broker non-vote -12,478,883)

     iv. Ratified the appointment of Ernst & Young LLP as independent public accountants for the fiscal year ending March 31, 2003. (Votes for-32,769,287, against - 622,161, abstained - 99,137)

Item 5--Other Information

No information is required in response to this requirement.

Item 6--Exhibits and Reports on Form 8-K

     (a)  Exhibits.

     4.1 Rights Agreement Amendment by and between the Company and Wells Fargo Bank Minnesota, N.A. dated May 8, 2002 (incorporated by reference to
          Exhibit 4.3 to the Company's Registration Statement on Form 8-A/A filed on July 29, 2002).

     10.1 Fourth Amendment between the Company and the U.S. Bank National Association dated June 27, 2002, to the Loan and Security Agreement with U.S. Bank National Association dated June 28, 2001, as amended on December 20, 2001, March 25, 2002 and May 3, 2002.

     10.2 Amendment No. 5 to the Amended and Restated Revolving Credit Agreement between the Company, Turtle Mountain Corporation, Pemstar Pacific Consultants Inc. and IBM Credit Corporation dated June 27, 2002, to the Amended and Restated Revolving Credit Agreement dated June 29, 2001, as amended February 14, 2002, March 29, 2002, May 3, 2002 and May 10, 2002.

     10.3 Amendment No. 6 to the Amended and Restated Revolving Credit Agreement between the Company, Turtle Mountain Corporation, Pemstar Pacific Consultants Inc. and IBM Credit Corporation dated June 28, 2002, to the Amended and Restated Revolving Credit Agreement dated June 29, 2001, as amended on February 14, 2002, March 29, 2002, May 3, 2002,
          May 10, 2002 and June 27, 2002.

     10.4 Loan Agreement, dated June 27, 2002, by and between the Pemstar (Thailand) Limited and Thai Farmers Bank Public Company Limited and related Guarantee Agreement by Pemstar Inc., dated June 25, 2002.

     10.5 Amendment and Termination Agreement by and among the Company, Smithfield Fiduciary LLC and Citadel Equity Fund Ltd. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on July 19, 2002).

     10.6 Pemstar, Inc. 2000 Employee Stock Purchase Plan, as amended.

     10.7 Pemstar, Inc. 2002 Stock Option Plan.

     12.1 Computation of Ratio of Earnings to Fixed Charges.

     99.1 Certification pursuant to 18 U.S.C.ss.1350, as adopted pursuant to
          Section 906 of the Sarbanes-Oxley Act of 2002.

     99.2 Certification pursuant to 18 U.S.C.ss.1350, as adopted pursuant to
          Section 906 of the Sarbanes-Oxley Act of 2002.

     (b)  The company filed Form 8-K reports on the following dates:

          i. May 6, 2002 reporting the execution of a Securities Purchase Agreement with two investors under which the company agreed to sell, in a private placement, up to $50 million of 6 1/2% convertible senior subordinated notes together with related seven year warrants to purchase shares of the Company's common stock.

          ii. May 6, 2002 filing amendments to certain Loan and Security agreements

          iii. May 13, 2002 reporting the initial sale of $5 million of convertible senior subordinated notes under a Securities Purchase Agreement through a private placement with related warrants.

          iv. July 19, 2002 filing the amendment and termination agreement with respect to certain obligations under the terms of the Securities Purchase Agreement.

          v. August 1, 2002 filing press releases made in connection with earnings of the quarter ended June 30, 2002 and the filing of a shareholder lawsuit seeking class action.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 Pemstar Inc.


Date:      August 14, 2002        \s\ Allen J. Berning
     ------------------------    -----------------------------------------------
                                 Allen J. Berning
                                 Chairman and Chief Executive Officer


Date:      August 14, 2002        \s\ Gregory S. Lea
     ------------------------    -----------------------------------------------
                                 Gregory S. Lea
                                 Executive Vice President and Interim Chief
                                 Financial Officer

                                  EXHIBIT INDEX

      Exhibit No.
      -----------

         4.1 Rights Agreement Amendment by and between the Company and Wells Fargo Bank Minnesota, N.A. dated May 8, 2002 (incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form 8-A/A filed on July 29, 2002).

         10.1 Fourth Amendment between the Company and U.S. Bank National Association dated June 27, 2002, to the Loan and Security Agreement with U.S. Bank National Association dated June 28, 2001, as amended on December 20, 2001, March 25, 2002 and May 3, 2002.

         10.2 Amendment No. 5 to the Amended and Restated Revolving Credit Agreement between the Company, Turtle Mountain Corporation, Pemstar Pacific Consultants Inc. and IBM Credit Corporation dated June27, 2002, to the Amended and Restated Revolving Credit Agreement dated June 29, 2001, as amended on February 14, 2002, March 29, 2002 and May 3, 2002 and May 10, 2002.

         10.3 Amendment No. 6 to the Amended and Restated Revolving Credit Agreement between the Company, Turtle Mountain Corporation, Pemstar Pacific Consultants Inc. and IBM Credit Corporation dated June28, 2002, to the Amended and Restated Revolving Credit Agreement dated June 29, 2001, as amended on February 14, 2002, March 29, 2002, May 3, 2002, May 10, 2002 and June
                  27, 2002.

         10.4 Loan Agreement, dated June 27, 2002, by and between the Pemstar (Thailand) Limited and Thai Farmers Bank Public Company Limited and related Guarantee Agreement by Pemstar Inc., dated June 25, 2002.

         10.5 Amendment and Termination Agreement by and among the Company, Smithfield Fiduciary LLC and Citadel Equity Fund Ltd. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on July 19, 2002).

         10.6     Pemstar, Inc. 2000 Employee Stock Purchase Plan, as amended.

         10.7     Pemstar, Inc. 2002 Stock Option Plan.

         12.1     Computation of Ratio of Earnings to Fixed Charges.

         99.1 Certification pursuant to 18 U.S.C.ss.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         99.2 Certification pursuant to 18 U.S.C.ss.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.