Form 10-Q
period 2002-09-30
PEMSTAR INC
filed 2002-11-12
CIK 924829

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE PERIOD ENDED     September 30, 2002
                                          ----------------------------

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE PERIOD From ___________ to ___________.

Commission file number     000-31223
                      ----------------------

                                  PEMSTAR INC.
             (Exact name of registrant as specified in its charter)

              Minnesota                                  41-1771227
    --------------------------------                --------------------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes   X   No __
                                        ---

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act).   Yes       No   X
                                                            ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practical date.

Common Stock, $0.01 Par Value -- 37,296,703 shares as of October 31, 2002.

Index
Pemstar Inc.

Part I.  Consolidated Financial Information                                                                                   Page
Item 1.      Financial Statements (Unaudited):

             Consolidated balance sheets - September 30, 2002 (unaudited) and March 31, 2002 ................................    3

             Consolidated statements of operations (unaudited) - Three months ended September 30, 2002 and 2001 and six
                months ended September 30, 2002 and 2001 ....................................................................    4

             Consolidated statements of cash flows (unaudited) - Six months ended September 30, 2000 and 2001 ...............    5

             Notes to consolidated financial statements (unaudited) - September 30, 2002 ....................................  6-9

Item 2.      Management's Discussion and Analysis of Financial Condition and Results of Operations .......................... 10-12

Item 3.      Quantitative and Qualitative Disclosure of Market Risk .........................................................   13

Item 4.      Controls and Procedures ........................................................................................   13

Part II.  Other Information

Item 1.      Legal Proceedings ..............................................................................................   14

Item 2.      Changes in Securities and Use of Proceeds ......................................................................   14

Item 3.      Defaults upon Senior Securities ................................................................................   15

Item 4.      Submission of Matters to a Vote of Security Holders ............................................................   15

Item 5.      Other Information ..............................................................................................   15

Item 6.      Exhibits and Reports on Form 8-K ...............................................................................   15

Signatures ..................................................................................................................   16

Certifications .............................................................................................................. 17-18

Exhibits ....................................................................................................................   19

Part I.  Financial Information

Pemstar Inc.
Consolidated Balance Sheets

(In thousands, except per share data)                                         September 30,        March 31
                                                                                 2002                2002
                                                                             --------------       ----------
Assets                                                                         (Unaudited)         (Note A)
Current assets
 Cash and equivalents                                                         $  10,603           $ 11,483
 Restricted cash                                                                     47              1,423
 Accounts receivable, net                                                       114,243            122,752
 Recoverable income taxes                                                            92              3,873
 Inventories, net                                                                82,554             92,929
 Unbilled services                                                               13,749             16,356
 Deferred income taxes                                                               30                 45
 Prepaid expenses and other                                                       7,183              8,507
                                                                              ---------           --------
Total current assets                                                            228,501            257,368

Property, plant and equipment                                                   142,239            137,639
Less accumulated depreciation                                                   (47,690)           (38,531)
                                                                              ---------           --------
                                                                                 94,549             99,108
Goodwill, net                                                                    39,166             34,678
Other assets                                                                      4,432              3,459
Deferred income taxes                                                             1,712              1,111
                                                                              ---------           --------
Total assets                                                                  $ 368,360           $395,724
                                                                              =========           ========
Liabilities and shareholder's equity
Current liabilities
 Accounts payable                                                             $  83,897           $ 79,410
 Income taxes payable                                                               775                 21
 Other current liabilities                                                       26,097             15,738
 Current maturities of long-term debt                                            13,138             13,999
 Current maturities of capitalized lease obligations                              3,399             10,865
                                                                              ---------           --------
Total current liabilities                                                       127,306            120,033

Long-term debt, less current maturities                                          64,854             71,340
Capital lease obligations, less current maturities                                2,545              3,122
Other liabilities and deferred credits                                            6,533              7,832

Shareholders' equity
 Common stock, par value $0.01 per share--authorized 150,000 shares, issued and outstanding 37,209 at September 30, 2002 and
  36,701 at March 31, 2002                                                          372                367
Additional paid-in capital                                                      234,505            232,233
Accumulated other comprehensive loss                                             (1,137)            (2,131)
Retained earnings - deficit                                                     (65,965)           (36,164)
Loans to shareholders                                                              (653)              (908)
                                                                              ---------           --------
                                                                                167,122            193,397
                                                                              ---------           --------
Total liabilities and shareholders' equity                                    $ 368,360           $395,724
                                                                              =========           ========

See notes to consolidated financial statements.

Pemstar Inc.
Consolidated Statements of Operations (Unaudited)
In thousands, except per share data)

                                                             Three Months Ended              Six Months Ended
                                                                September 30,                  September 30,
                                                         ---------------------------    ---------------------------
                                                             2002           2001            2002           2001
                                                             ----           ----            ----           ----
Net sales                                                $   176,382    $   173,380     $   329,486    $   340,584
Cost of goods sold                                           168,495        158,343         320,931        310,108
                                                         -----------    -----------     -----------    -----------
Gross profit                                                   7,887         15,037           8,555         30,476

Selling, general and administrative expenses                  13,790         10,395          28,160         20,525
Restructuring costs                                              924              -           3,880              -
Amortization                                                      27            516              75            994
                                                         -----------    -----------     -----------    -----------
Operating (loss) income                                       (6,854)         4,126         (23,560)         8,957

Other expense (income)-net                                       164           (194)            187           (411)
Interest expense                                               2,596          1,491           5,431          3,496
                                                         -----------    -----------     -----------    -----------
(Loss) income before income taxes                             (9,614)         2,829         (29,178)         5,872

Income tax expense (benefit)                                     351           (143)            623            388
                                                         -----------    -----------     -----------    -----------
Net (loss) income                                        $    (9,965)   $     2,972     $   (29,801)   $     5,484
                                                         ===========    ===========     ===========    ===========


Net (loss) income per common share:
Basic                                                    $     (0.27)   $      0.08     $     (0.81)   $      0.17
Diluted                                                        (0.27)          0.08           (0.81)          0.16

Shares used in computing net (loss) income per
  common share:
Basic                                                         37,038         35,532          36,904         32,857
Diluted                                                       37,038         37,268          36,904         34,746

See notes to consolidated financial statements.

Pemstar Inc.
Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

                                                                                    Six Months Ended
                                                                                      September 30,
                                                                              ----------------------------
                                                                                 2002              2001
                                                                                 ----              ----
Cash flows from operating activities:
   Net (loss) income                                                          $  (29,801)       $    5,484
   Adjustments to reconcile net (loss) income to net cash provided by (used
     in) operating activities
     Depreciation                                                                 10,092             8,397
     Amortization                                                                    983             1,328
     Deferred revenue                                                               (180)             (174)
     Other                                                                           774              (117)
     Change in operating assets and liabilities:
       Accounts receivable                                                         9,727           (13,503)
       Inventories                                                                10,880            (8,823)
       Prepaid expenses and other                                                  7,893           (15,310)
       Accounts payable                                                            3,598             1,927
       Accrued expenses and other                                                  4,714             8,238
                                                                              ----------        ----------
         Net cash provided by (used in) operating activities                      18,680           (12,553)

Cash flows used in investing activities:
   Decrease (increase) in restricted cash                                          1,375            (1,393)
   Business acquisitions, net of cash acquired                                        (7)          (23,779)
   Purchases of property and equipment                                            (6,045)          (24,910)
   Other                                                                               8             1,625
                                                                              ----------        ----------
         Net cash used in investing activities                                    (4,669)          (48,457)

Cash flows (used in) provided by financing activities:
   Bank overdrafts                                                                     -           (11,395)
   Proceeds from stock sales/exercise of stock options                               682            85,354
   Principal payments on long-term borrowings                                    (35,498)          (43,010)
   Proceeds from long-term borrowings                                             18,234            37,177
   Other                                                                           1,638              (429)
                                                                              ----------        ----------
         Net cash (used in) provided by financing activities                     (14,944)           67,697

Effect of exchange rate changes on cash                                               53                52
                                                                              ----------        ----------
Net (decrease) increase in cash and cash equivalents                                (880)            6,739

Cash and cash equivalents:
   Beginning of period                                                            11,483             5,882
                                                                              ----------        ----------
   End of period                                                              $   10,603        $   12,621
                                                                              ==========        ==========

See notes to consolidated financial statements.

Pemstar Inc.
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2002
(In thousands, except per share data)

Note A--Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended September 30, 2002, are not necessarily indicative of the results that may be expected for the year ending March 31, 2003.

The balance sheet at March 31, 2002 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Pemstar Inc. Annual Report on Form 10-K for the year ended March 31, 2002, filed with the Securities and Exchange Commission.

New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board issued Statement of Accounting Standards (SFAS) No. 141 (SFAS 141), Business Combinations, and SFAS No. 142 (SFAS 142), Goodwill and Other Intangible Assets. SFAS 141 addresses financial accounting and reporting for business combinations and requires that the purchase method of accounting be used for all business combinations initiated after June 31, 2001. Under SFAS 142, goodwill and certain other intangible assets are no longer systematically amortized but instead will be reviewed for impairment and written down and charged to results of operations when their carrying amount exceed their estimated fair value. The Company adopted SFAS 142 effective April 1, 2002.

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144 (SFAS 144), Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment of long-lived assets to be disposed of. The Company adopted SFAS 144 effective April 1, 2002. Management is currently evaluating the provisions of SFAS 144, but believes there will be no effect on the Company's financial position, results of operations or shareholders' equity resulting from the adoption.

A reconciliation of reported net (loss) income adjusted to reflect the adoptions of SFAS 142 is provided below:

                                                             Three Months Ended              Six Months Ended
                                                               September 30,                  September 30,
                                                         --------------------------     --------------------------
                                                            2002            2001            2002           2001
                                                            ----            ----            ----           ----
Report net (loss) income                                 $    (9,965)    $    2,972     $   (29,801)    $    5,484

Add back goodwill amortization, net of tax                         -            347               -            676
                                                         -----------     ----------     -----------     ----------
Adjusted net (loss) income                               $    (9,965)    $    3,319     $   (29,801)    $    6,160
                                                         ===========     ==========     ===========     ==========


Report basic net (loss) income per share                 $     (0.27)    $     0.08     $     (0.81)    $     0.17
Effect of add back of goodwill amortization                        -           0.01               -           0.02
                                                         -----------     ----------     -----------     ----------
Adjusted net (loss) income per share                     $     (0.27)    $     0.09     $     (0.81)    $     0.19
                                                         ===========     ==========     ===========     ==========

Report diluted net (loss) income per share               $     (0.27)    $     0.08     $     (0.81)    $     0.16
Effect of add back of goodwill amortization                        -           0.01               -           0.02
                                                         -----------     ----------     -----------     ----------
Adjusted net (loss) income per share                     $     (0.27)    $     0.09     $     (0.81)    $     0.18
                                                         ===========     ==========     ===========     ==========

Note B--Inventories

The components of inventories consist of the following:

                                                      September 30,       March 31,
                                                         2002               2002
                                                    ----------------    ------------
Raw materials                                       $      74,218       $     85,587
Work in process                                            13,211              8,763
Finished goods                                              4,831              5,255
Less allowance for inventory obsolescence                  (9,706)            (6,676)
                                                    -------------       ------------
                                                    $      82,554       $     92,929
                                                    =============       ============

Note C--Acquisitions

In May 2001, the Company acquired certain assets and assumed certain liabilities of U.S. Assemblies New England, Inc., which operates through an 85 square foot facility located in Taunton, Massachusetts. The purchase price was approximately $14,300, including $1,600 of assumed indebtedness.

In September 2001, the Company purchased the membership interests and business of Pacific Consultants LLC (a provider of electromechanical design and test consulting services) to complement and extend its engineering capabilities. The initial purchase price was approximately $20,100, including common stock valued at $10,000, cash and costs of $4,400, and cash or common stock of $5,700 payable up to two years from the date of the acquisition. The purchase agreement provides for additional purchase price, payable in cash or common stock, of up to $40,000, if earnings targets are met for the acquired business in the two years following the close, which will be reported as additional goodwill. In September 2002, $4,500 was recorded as an estimate of such payments due following the conclusion of the first year of the acquired operations.

In November 2001, the Company purchased certain assets of MTS Systems Corporation including equipment located at the 57 square foot facility in Chaska, Minnesota. The purchase price was approximately $3,600.

These acquisitions were accounted for as purchases and, accordingly, the results of operations of these businesses have been included in the consolidated statement of operations since their respective dates of acquisition. The pro forma unaudited results of operations for the three and six months ended September 30, 2002 and 2001 are as follows:

                                              Three Months Ended              Six Months Ended
                                                September 30,                   September 30,
                                          --------------------------      -------------------------
                                                2002          2001            2002           2001
                                                ----          ----            ----           ----
Net sales                                 $   176,382     $  179,602      $  329,486     $  356,523
Net (loss) income                              (9,965)         3,024         (29,801)         5,880
Per share data:
    Basic earnings                        $     (0.27)    $     0.09      $    (0.81)    $     0.18
    Diluted earnings                            (0.27)          0.08           (0.81)          0.17

Note D--Comprehensive Income

Total comprehensive (loss) income was $(10,699) and $4,068 for the three months ended September 30, 2002 and 2001, respectively, and $(28,807) and $6,152 for the six months ended September 30, 2002 and 2001, respectively. Comprehensive
(loss) income differs from net (loss) income due to unrecognized foreign currency gains and losses.

Note E--Financing Arrangements

In May 2002, the Company sold to two investors $5,000 face value of 6 1/2% convertible senior subordinated notes with a conversion price of $2.28 together with related seven year warrants to purchase shares of the Company's common stock. The related seven year warrants are exercisable for 788 shares of the Company's common stock at an exercise price of $2.28 per share, and the Company granted additional warrants to the investors on May 10, 2002 to purchase 1,000 shares of the Company's common stock at an exercise price of $2.00 per share. In July 2002, the Company entered into an amendment and termination agreement terminating its remaining obligations to sell notes and related warrants pursuant to the securities purchase agreement. In the amendment and termination agreement, the Company agreed to issue additional warrants to purchase 250 shares of the Company's common stock at an exercise price of $1.62 and to provide the investors certain rights to participate in any offering by the Company of equity securities (or rights to purchase equity securities) during the next six months.

In June 2002, the Company obtained a credit facility with a foreign bank for borrowing of up to approximately $7,200, of which $6,585 was borrowed at September 30, 2002.

Note F--Earnings Per Share Data

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated.

                                                                 Three Months Ended               Six Months Ended
                                                                   September 30,                   September 30,
                                                             --------------------------     ---------------------------
                                                                2002           2001            2002            2001
                                                                ----           ----            ----            ----
Basic:
    Net (loss) income                                        $    (9,965)   $     2,972     $   (29,801)   $      5,484
    Average shares outstanding                                    37,038         35,532          36,904          32,857
    Basic (loss) income per share                            $     (0.27)   $      0.08     $     (0.81)   $       0.17
                                                             ===========    ===========     ===========    ============

Diluted:
    Net (loss) income                                        $    (9,965)   $     2,972     $   (29,801)   $      5,484
     Add back interest on convertible debt, net of tax               185              -             287               -
                                                             -----------    -----------     -----------    ------------
    Net (loss) income, as adjusted                           $    (9,780)   $     2,972     $   (29,514)   $      5,484
                                                             ===========    ===========     ===========    ============

    Average shares outstanding                                    37,038         35,532          36,904          32,857
    Shares issued on conversion of convertible debt                    -              -               -               -
    Net effect of dilutive stock options and warrants
      -based on the treasury stock method                              -          1,736               -           1,889
                                                             -----------    -----------     -----------    ------------
    Totals                                                        37,038         37,268          36,904          34,746
                                                             ===========    ===========     ===========    ============

    Diluted (loss)income per share                           $     (0.27)   $      0.08     $     (0.81)   $       0.16
                                                             ===========    ===========     ===========    ============

During the three and six months ended September 30, 2002, employees exercised stock options to acquire 12 and 32 shares at an average exercise price of $0.82 and $0.88 per share, respectively.

Item 2--Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Net sales - Net sales for the second quarter of fiscal 2003 increased 1.7% to $176.4 million from $173.4 million for the comparable three months of the prior fiscal year. Net sales of inventory to customers responding to a lack of end market demand totaled $13.7 million for the second quarter of fiscal 2003 compared to inventory sales of $2.9 million in the same period of fiscal 2002. Sales of inventory to customers for the first quarter of fiscal 2003 and 2002 were less than $.5 million. Excluding inventory sales, net sales for the second quarter of fiscal 2003 decreased 4.5% to $162.7 million from $170.5 million in the second quarter of fiscal 2002. Net sales for the six months ended September 30, 2002 decreased 3.3% to $329.5 million from $340.6 million for the comparable period of fiscal 2002. The decrease in net sales was due to lower volume from certain optical and communications customers. This decline in sales to optical and communications customers was partially offset by a more diversified base of customers leading to stronger comparable sales in the computing, industrial and medical markets. The decrease was also partially offset by the increase in net sales of $16.6 million from businesses acquired near the end of second quarter and during third quarter fiscal 2002. The Company's five largest customers in the second quarter and first half of fiscal 2003 accounted for approximately 47% and 50%, respectively, of net sales with no single customer exceeding 25% of net sales for the first half of fiscal 2003.

Gross Profit - Gross profit decreased $7.1 million in the second quarter of fiscal 2003 to $7.9 million (4.5% of net sales) from $15.0 million (8.7% of net sales) in the same quarter of fiscal 2002. Gross profit decreased $21.9 million during the first six months of fiscal 2003 to $8.6 million (2.6% of net sales) from $30.5 million (8.9% of net sales) in the same period of fiscal 2002. These decreases in gross profit resulted from reduced sales volume to optical and communications customers, the effect of inventory sales without margin, and continued underutilization of capacity in certain operations. We incurred inventory write-downs of approximately $1.8 million in the second quarter of fiscal 2003, primarily as a result of customer financial difficulties and bankruptcies.

Selling, general and administrative expenses - Selling, general and administrative expenses were $13.8 million (7.8% of net sales) in the second quarter of fiscal 2003, an increase of $3.4 million from $10.4 million (6.0% of net sales) for the same quarter of fiscal 2002. Selling, general and administrative expenses were $28.2 million (8.5% of net sales) during the first six months of fiscal 2003, an increase of $7.7 million from $20.5 million (6.0% of net sales) for the same period of fiscal 2002. The increase during the three and six-month periods ended September 30, 2002 was a result of additional expenses from acquired businesses, and increased legal, insurance, audit and information technology expenses. The increase also reflects charges incurred in the second quarter and six months ended September 30, 2002 of $1.2 million and $3.1 million, respectively, for the uncertainty of collection of accounts receivable from bankrupt and troubled customers.

Restructuring costs - Restructuring costs of $0.9 million were recognized in the second quarter of fiscal 2003, resulting primarily from worldwide workforce reductions. Restructuring costs were $3.9 million for the six months ended September 30, 2002 for the consolidation of certain facilities and worldwide workforce reductions. These actions were taken to rescale physical space and employee counts in affected operations to the current business levels. Further actions may be required in response to significant variation from presently expected revenue levels.

Amortization - Amortization decreased approximately $0.5 and $0.9 for the three and six-month periods ended September 30, 2002 to an insignificant amount for fiscal year 2003 as a result of adopting SFAS No. 142, "Goodwill and Other Intangible Assets", on April 1, 2002 and the resultant discontinuation of amortization of goodwill.

Other expense (income) - Other expense (income) net was $0.2 million expense for the second quarter of fiscal 2003 compared to $(0.2) million income for the same period of fiscal 2002. Other expense (income), net changed from $0.4 million income in fiscal 2002 to $0.2 million expense for the six months ended September 30, 2002. There were gains on sales of assets and exchange gains in certain international operations not present in the quarter and six month period ended September 30, 2002 that were not present in comparable periods in fiscal d003.

Interest expense - Our interest expense (net) increased $1.1 million to $2.6 million for the second quarter of fiscal 2003 from $1.5 million for the same period of fiscal 2002. Interest expense (net) increased $1.9 million to $5.4 million for the six months ended September 30, 2002 from $3.5 million for the same period of fiscal 2002. These increases were a result of increased interest rates on our variable rate primary line of credit and increased fees and deferred financing charges associated with amending our credit facilities in fiscal 2003.

Income tax expense - Income tax expense of $0.6 million represented an effective tax rate of 2.1% for the six-month period ended September 30, 2002 compared with an effective tax rate of 6.6% for the six-month period ended September 30, 2002. This results from the inability to recognize benefits for the loss carryforwards in the United States and The Netherlands, due to the uncertainty regarding their realization, and the low tax rates or tax holidays in certain non-United States jurisdictions.

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

As of September 30, 2002, the Company had cash and cash equivalents balances of $10.6 million and total bank and other interest bearing debt totaling $83.9 million. Of these borrowings, we had approximately $1.6 million outstanding under our US Bank revolving credit facility and $45.8 million outstanding under our IBM Credit Corporation credit facility. We also have a $2.6 million credit facility serving our Netherlands operations, a $0.4 facility serving our Singapore operations, $7.6 million in facilities for our China operation and $6.6 million outstanding under our Thailand credit facility. Each credit facility bears interest on outstanding borrowings at variable interest rates, which as of September 30, 2002 were 8.25% for the IBM facility, 6.25% for the US Bank facility, 5.5% for the Netherlands facility, 4.83% for the Singapore, from 5.36% to 5.85% for the China facilities and 5.0% for the Thailand facility. These credit facilities are secured by substantially all of our assets. We are also required to meet financial covenants under these facilities relating to net income as a percentage of net sales, the ratio of our liabilities to net worth, the ratio of our current assets to current liabilities, the ratio of our earnings before interest, taxes, depreciation and amortization, or EBITDA, less specified expenditures, to our principal and interest payments, our tangible net worth and capital expenditures. As stated in our October 8 and October 30, 2002 press releases we successfully reached agreements with our senior secured lenders, effective September 27, 2002, to amend credit facilities for the duration of the fiscal year ending March 31, 2003, and extend the agreements to December 31, 2003. As of September 30, 2002 we were in compliance with all debt covenants. In our October 30, 2002 press release we provided guidance on financial results at a projected break-even to net loss of $3.5 million for the fiscal third quarter. We believe operation within this guidance will meet all financial covenants. Our failure to meet this guidance could adversely affect our liquidity and capital resources.

Net cash provided by operating activities for the six months ended September 30, 2002 was $18.7 million compared to net cash used of $12.6 million for the comparable period of the prior fiscal year. Increased net cash from operating activities was attributable primarily to decreases in accounts receivable and inventory balances and other working capital reductions, offset by net losses compared to net income in the prior year period.

Net cash used in investing activities for the six months ended September 30, 2002 was $4.7 million compared to $48.5 million for the comparable period of the prior fiscal year. The reduction in net cash used in investing activities resulted from a lower level of investment in equipment and in the absence of business acquisitions in the six months ended September 30, 2002 compared to the same period of the prior fiscal year.

Net cash used in financing activities for the six months ended September 30, 2002 was $14.9 million compared to net cash provided by financing activities of $67.7 million for the comparable period of the prior fiscal year. Our principal use of cash from financing activities in the six months ended September 30, 2002 resulted from paying down debt, net of sale leaseback proceeds, compared to cash from the net proceeds from our second public offering of our common stock in the prior fiscal year.

Our continued viability depends on our ability to generate additional cash from operations or obtain additional sources of funds for working capital. Our ability to maintain sufficient liquidity depends, in part, on our achieving anticipated revenue targets and intended expense reductions from our restructuring activities and further improvement of working capital management. We believe that we have sufficient cash flow to meet our needs for the next twelve months as a result of: 1) the restructuring actions we have taken in fiscal 2003 to reduce cash expenditures, 2) the efforts we continue to make to increase revenues from continuing customers, 3) efforts to generate new customers in various industry sectors, and 4) the new agreements we have reached to provide additional borrowing capacity. We also continue to pursue other financing transaction opportunities that would enhance our liquidity. We may not achieve these targets, realize the intended expense reductions, make additional improvements to working capital management or reach agreement on new financing arrangements. If our operating goals are not met, we will be required to secure additional financing from lenders or sell additional securities.

We regularly review acquisition and additional facilities expansion or joint venture opportunities, as well as major new program opportunities with new and existing customers, any of which may require us to sell additional equity or secure additional financing in order to fund the requirement. The sale of additional equity could result in additional dilution to our shareholders. We cannot be assured that financing arrangements will be available in amounts or on terms acceptable to us.

Forward-looking Statements: This discussion contains certain "forward-looking" statements. These forward-looking statements may contain statements of intent, belief or current expectations of Pemstar Inc. and its management. Such forward-looking statements are not guarantees of future results and involve risks and uncertainties that may cause actual results to differ materially from the potential results discussed in the forward-looking statements. In addition to factors discussed above, risks and uncertainties that may cause such differences include but are not limited to: a continued decline in economic conditions or a recession; the effects of the September 11, 2001, terrorist attacks in the United States and the engagement of military forces of the United States and its allies in Afghanistan, as well as any future events in response to these developments, including future terrorist attacks on the United States, rumors or threats of war, actual conflicts or trade disruptions; changes in demand for electronics manufacturing services; changes in demand by major customers due to cancellations, reductions or delays of orders; shortages or price fluctuations in component parts; difficulties managing our expansion and integrating acquired businesses; increased competition and other risk factors listed from time to time in the Company's Securities and Exchange Commission filings, including but not limited to Exhibit 99 of the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2002. The foregoing list is not exhaustive and the Company disclaims any obligation to subsequently revise any forward-looking statements to reflect events or circumstances after the date of such statements.

Item 3--Quantitative and Qualitative Disclosure of Market Risk

The accumulated other comprehensive loss increased (decreased) $734 and $(993) for the three and six months ended September 30, 2002. These changes result primarily from changes in the exchange rate of the Baht and Euro in relationship to the United States dollar applied to our net invested asset currency exposure in Thailand and the Netherlands ($14,838 and $9,035 respectively, at September 31, 2002). Additional credit facilities denominated in local currencies of foreign locations are designed to limit these risks.

Item 4--Controls and Procedures

(a)    Evaluation of Disclosure Controls and Procedures.

Our chief executive officer and our chief financial officer, after evaluating the effectiveness of the Company's disclosure controls and procedures as of a date (the "Evaluation Date") within 90 days before the filing date of this quarterly report, have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures were adequate and designed to ensure that material information relating to the Company would be made known to them by others within the Company.

(b)    Changes in internal controls.

There were no significant changes in the Company's controls or in other factors that could significantly affect the Company's disclosure controls and procedures subsequent to the date of their most recent evaluation.

Part II.  Other Information

Item 1--Legal Proceedings

On July 24, 2002 a putative class action was commenced by a former shareholder of the Company alleging that certain current and former officers and directors of the Company violated Section 10(b) and Section 20(a) of the federal securities laws. The lawsuit alleges, in essence, that the defendants defrauded their shareholders by making optimistic statements during a time when they should have known that business prospects were less promising. The lawsuit is captioned Matt L. Brody, on behalf of himself and all others similarly situated
v. Pemstar, Inc., Allen Berning, William Leary, William Kullback, Robert Murphy, Steve Petracca, Karl Shurson, Robert Ahmann, Paul Singh, Gregory Lea, Thomas Burton & Bruce Jaffe, and is pending in United States District Court for the District of Minnesota. Five other almost identical securities actions have been brought against Pemstar and certain former officers and directors in the United States District Court for the District of Minnesota. The additional five actions allege identical claims with the exception of one case which alleges a violation of Sections 11 & 12 of the 1934 Securities Exchange Act. This action alleges, in addition to securities fraud, that the Registration statement filed by the Company in connection with a secondary offering contained false, material misrepresentations. All of these actions have been consolidated into a single action.

On August 23, 2002 and October 2, 2002 two different individual shareholders also commenced identical shareholder derivative actions against the Company as nominal defendant and its Board. Those actions are currently pending in United States District Court for the District of Minnesota. The allegations in the derivative actions are almost identical to those in the securities action.

It is too early to predict the likelihood of prevailing on the various lawsuits described above. Pemstar believes the actions are wholly without merit and will vigorously defend against the claims.

Item 2--Changes in Securities and Use of Proceeds

On May 3, 2002, we entered into a Securities Purchase Agreement with two institutional accredited investors. Pursuant to the Securities Purchase Agreement, we agreed to issue and sell up to $50 million principal amount of 6 1/2% convertible senior subordinated notes due May 1, 2007 together with related seven-year warrants to purchase shares of common stock. In addition, we entered into a letter agreement on May 8, 2002 with investors pursuant to which we agreed to issue the investors seven-year warrants to purchase an aggregate of 1,000,000 shares of our common stock at an exercise price of $2.00.

The sale of $5 million principal amount of 6 1/2% convertible senior subordinated notes and related warrants exercisable for approximately 788,312 shares of common stock occurred on May 10, 2002. The applicable conversion price for the 6 1/2% convertible senior subordinated notes and the exercise price for their related warrants is $2.28. In addition, on May 10, 2002 we issued the seven-year warrants issuable pursuant to the May 8, 2002 letter agreement. On July 19, 2002, we entered an amendment and termination agreement to terminate our remaining obligations to sell notes and related warrants provided for in the Securities Purchase Agreement. In this amendment and termination agreement, we agreed to issue additional warrants to purchase 250,000 shares of our common stock at an exercise price of $1.62 and to provide the investors certain rights to participate in any offering by us of equity securities (or rights to purchase equity securities) during the following six months.

Item 3--Default on Senior Securities

Not applicable.

Item 4--Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5--Other Information

Not applicable.

Item 6--Exhibits and Reports on Form 8-K

(a)      Exhibits.

   10.1 Amendment No. 7 to the Amended and Restated Revolving Credit Agreement between the Company, Turtle Mountain Corporation, Pemstar Pacific Consultants Inc. and IBM Credit Corporation dated August 14, 2002, to the Amended and Restated Revolving Credit Agreement dated June 29, 2001, as amended on February 14, 2002, March 29, 2002, May 3, 2002,
         May 10, 2002, June 27, 2002, and June 28, 2002 (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed August 16,
         2002).

     10.2 Amendment No. 8 to the Amended and Restated Revolving Credit Agreement between the Company, Turtle Mountain Corporation, Pemstar Pacific Consultants Inc. and IBM Credit Corporation effective September 27, 2002, to the Amended and Restated Revolving Credit Agreement dated June 29, 2001, as amended on February 14, 2002, March 29, 2002, May 3, 2002, May 10, 2002, June 27, 2002, and August 14, 2002.

     12.1 Computation of Ratio of Earnings to Fixed Charges.

     99.1 Certification of Chief Executive Officer pursuant to 18 U.S.C.(S)1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     99.2 Certification of Chief Financial Officer pursuant to 18 U.S.C.(S)1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

  (b)     The Company filed Form 8-K reports on the following dates:

          i. August 16, 2002 filing Amendment No. 7 to the Amended and Restated Revolving Credit Agreement between the Company, Turtle Mountain Corporation, Pemstar Pacific Consultants Inc. and IBM Credit Corporation dated August 14, 2002, to the Amended and Restated Revolving Credit Agreement dated June 29, 2001, as amended on February 14, 2002, March 29, 2002, May 3, 2002, May 10, 2002, June 27, 2002 and June 28, 2002.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            Pemstar Inc.


Date:   November 12, 2002                   /s/ Allen J. Berning
     ------------------------------         ------------------------------------
                                            Allen J. Berning
                                            Chairman and Chief Executive Officer

Date:   November 12, 2002                   /s/ Gregory S. Lea
     ------------------------------         ------------------------------------
                                            Gregory S. Lea
                                            Executive Vice President and Chief
                                            Financial Officer

                                  CERTIFICATION

I, Allen J. Berning, certify that:

1.  I have reviewed this quarterly report on form 10-Q of Pemstar, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                                   /s/ Al Berning
                                                 -------------------------------
                                                 Allen J. Berning
                                                 Chief Executive Officer

                                                   November 12, 2002
                                                 -------------------------------
                                                   Date

                                  CERTIFICATION

I, Greg S. Lea, certify that:

1.  I have reviewed this quarterly report on Form 10-Q of Pemstar, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                                   /s/ Greg S. Lea
                                                 -------------------------------
                                                 Greg S. Lea
                                                 Chief Financial Officer

                                                   November 12, 2002
                                                 -------------------------------
                                                   Date

                                  EXHIBIT INDEX

Exhibit No.
-----------

  10.1       Amendment No. 7 to the Amended and Restated Revolving Credit
               Agreement between the Company, Turtle Mountain Corporation, Pemstar Pacific Consultants Inc. and IBM Credit Corporation dated August 14, 2002, to the Amended and Restated Revolving Credit Agreement dated June 29, 2001, as amended on February 14, 2002, March 29, 2002, May 3, 2002, May 10, 2002 June 27, 2002, and June
               28, 2002(incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed August 16, 2002).

  10.2       Amendment No. 8 to the Amended and Restated Revolving Credit
               Agreement between the Company, Turtle Mountain Corporation, Pemstar Pacific Consultants Inc. and IBM Credit Corporation effective September 27, 2002, to the Amended and Restated Revolving Credit Agreement dated June 29, 2001, as amended on February 14, 2002, March 29, 2002, May 3, 2002, May 10, 2002 and
               June 27, 2002, June 28, 2002 and August 14, 2002.

  12.1       Computation of Ratio of Earnings to Fixed Charges.

  99.1       Certification pursuant to 18 U.S.C.(S)1350, as adopted pursuant to
               Section 906 of the Sarbanes-Oxley Act of 2002.

  99.2       Certification pursuant to 18 U.S.C.(S)1350, as adopted pursuant to
               Section 906 of the Sarbanes-Oxley Act of 2002.