Form 10-Q
period 2002-12-31
PEMSTAR INC
filed 2003-02-14
CIK 924829

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE PERIOD ENDED December 31, 2002
                                 -----------------

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

                                 Not applicable
              -----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X    No
                                       ---      ----

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act). Yes       No  X
                                                ---      ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practical date.

Common Stock, $0.01 Par Value -- 37,414,777 shares as of January 31, 2003.

Index
Pemstar Inc.

Part I.  Consolidated Financial Information                                 Page

Item 1.     Financial Statements (Unaudited):                               ----

            Consolidated balance sheets - December 31, 2002
               (unaudited) and March 31, 2002 ............................   3

            Consolidated statements of operations (unaudited) - Three
               months ended December 31, 2002 and 2001 and nine months
               ended December 31, 2002 and 2001 ..........................   4

            Consolidated statements of cash flows (unaudited) -
               Nine months ended December 31, 2002 and 2001 ..............   5

            Notes to consolidated financial statements (unaudited) -
               December 31, 2002 .........................................  6-9

Item 2.     Management's Discussion and Analysis of Financial Condition
               and Results of Operations ................................. 10-13

Item 3.     Quantitative and Qualitative Disclosure of Market Risk .......  14

Item 4.     Controls and Procedures ......................................  14

Part II. Other Information

Item 1.     Legal Proceedings ............................................  15

Item 2.     Changes in Securities and Use of Proceeds ....................  15

Item 3.     Defaults upon Senior Securities ..............................  16

Item 4.     Submission of Matters to a Vote of Security Holders ..........  16

Item 5.     Other Information ............................................  16

Item 6.     Exhibits and Reports on Form 8-K .............................  16

Signatures ...............................................................  17

Certifications ........................................................... 18-19

Exhibits .................................................................  20

Part I.  Financial Information

Pemstar Inc.
Consolidated Balance Sheets
(In thousands, except per share data)

                                                                December 31,     March 31,
                                                                   2002           2002
                                                                ------------    ---------
Assets                                                           (Unaudited)     (Note A)
Current assets
   Cash and equivalents                                          $  26,532      $  11,483
   Restricted cash                                                      86          1,423
   Accounts receivable, net                                        117,512        122,752
   Recoverable income taxes                                            123          3,873
   Inventories, net                                                 78,473         92,929
   Unbilled services                                                13,307         16,356
   Deferred income taxes                                               183             45
   Prepaid expenses and other                                        5,409          8,507
                                                                 ---------      ---------
Total current assets                                               241,625        257,368

Property, plant and equipment                                      145,159        137,639
Less accumulated depreciation                                      (52,846)       (38,531)
                                                                 ---------      ---------
                                                                    92,313         99,108

Goodwill, net                                                       39,275         34,678
Other assets                                                         4,302          3,459
Deferred income taxes                                                1,698          1,111
                                                                 ---------      ---------
Total assets                                                     $ 379,213      $ 395,724
                                                                 =========      =========

Liabilities and shareholders' equity
Current liabilities
   Current maturities of long-term debt                          $  75,561      $  13,999
   Current maturities of capital lease obligations                   3,300         10,865
   Accounts payable                                                 85,023         79,410
   Income taxes payable                                                569             21
   Other current liabilities                                        25,843         15,738
                                                                 ---------      ---------
Total current liabilities                                          190,296        120,033
Long-term debt, less current maturities                             14,845         71,340
Capital lease obligations, less current maturities                   1,850          3,122
Other liabilities and deferred credits                               5,790          7,832

Shareholders' equity
   Common stock, par value $0.01 per share--
     authorized 150,000 shares, issued and outstanding
     37,388 shares at December 31, 2002 and 36,701 shares at
     March 31, 2002                                                    374            367
Additional paid-in capital                                         234,720        232,233
Accumulated other comprehensive loss                                  (301)        (2,131)
Accumulated deficit                                                (67,908)       (36,164)
Loans to shareholders                                                 (453)          (908)
                                                                 ---------      ---------
                                                                   166,432        193,397
                                                                 ---------      ---------
Total liabilities and shareholders' equity                       $ 379,213      $ 395,724
                                                                 =========      =========

See notes to consolidated financial statements.

Pemstar Inc.
Consolidated Statements of Operations (Unaudited)
(In thousands, except per share data)

                                                           Three Months Ended            Nine Months Ended
                                                               December 31,                 December 31,
                                                        ------------------------      ------------------------
                                                          2002            2001           2002           2001
                                                        ---------      ---------      ---------      ---------
Net sales                                               $ 171,841      $ 171,223      $ 501,327      $ 511,807
Cost of goods sold                                        159,199        170,202        480,130        480,310
                                                        ---------      ---------      ---------      ---------
Gross profit                                               12,642          1,021         21,197         31,497

Selling, general and administrative expenses               11,819         19,303         39,979         39,828
Restructuring costs                                           503           --            4,383           --
Amortization                                                   27            522            102          1,516
                                                        ---------      ---------      ---------      ---------
Operating income (loss)                                       293        (18,804)       (23,267)        (9,847)

Other expense (income)-net                                    288           (528)           475           (940)
Interest expense-net                                        1,706          1,589          7,137          5,086
                                                        ---------      ---------      ---------      ---------
Loss before income taxes                                   (1,701)       (19,865)       (30,879)       (13,993)

Income tax expense (benefit)                                  242         (7,332)           865         (6,944)
                                                        ---------      ---------      ---------      ---------
Net loss                                                $  (1,943)     $ (12,533)     $ (31,744)     $  (7,049)
                                                        =========      =========      =========      =========
Net loss per common share:
Basic                                                   $   (0.05)     $   (0.34)     $   (0.86)     $   (0.21)
Diluted                                                     (0.05)         (0.34)         (0.86)         (0.21)

Shares used in computing net loss per common share:
Basic                                                      37,294         36,519         37,034         34,082
Diluted                                                    37,294         36,519         37,034         34,082

See notes to consolidated financial statements.

Pemstar Inc.
Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

                                                                              Nine Months Ended
                                                                                 December 31,
                                                                           ----- --- ------------
                                                                             2002          2001
                                                                           --------      --------
Cash flows from operating activities:
   Net loss                                                                $(31,744)     $ (7,049)
   Adjustments to reconcile net loss to net cash provided by
     (used in) operating activities
     Depreciation                                                            15,165        13,367
     Amortization                                                             1,249         2,041
     Deferred revenue                                                          (275)         (265)
     Deferred taxes                                                            (644)      (10,111)
     Other                                                                    1,383          (119)
     Change in operating assets and liabilities:
       Accounts receivable                                                    7,287       (20,681)
       Inventories                                                           15,421        16,776
       Prepaid expenses and other                                            10,285        (5,318)
       Accounts payable                                                       4,365         2,878
       Accrued expenses and other                                             7,691           950
                                                                           --------      --------
         Net cash provided by (used in) operating activities                 30,183        (7,531)

Cash flows (used in) investing activities:
   Decrease in restricted cash                                                1,337          --
   Business acquisitions, net of cash acquired                               (4,376)      (27,723)
   Purchases of property and equipment                                       (8,684)      (34,249)
   Proceeds from sale of property                                              --           3,084
   Other                                                                         37            46
                                                                           --------      --------
         Net cash (used in) investing activities                            (11,686)      (58,842)

Cash flows (used in) provided by financing activities:
   Bank overdrafts                                                             --         (13,456)
   Proceeds from stock sales/exercise of stock options                          904        86,133
   Principal payments on long-term borrowings                               (33,754)      (54,421)
   Proceeds from long-term borrowings                                        27,884        55,035
   Other                                                                      1,768          (482)
                                                                           --------      --------
         Net cash (used in) provided by financing activities                 (3,198)       72,809

Effect of exchange rate changes on cash                                        (250)          (82)
                                                                           --------      --------
Net increase in cash and cash equivalents                                    15,049         6,354

Cash and cash equivalents:
   Beginning of period                                                       11,483         5,882
                                                                           --------      --------
   End of period                                                           $ 26,532        12,236
                                                                           ========      ========

See notes to consolidated financial statements.

Pemstar Inc.
Notes to Consolidated Financial Statements (Unaudited)
December 31, 2002
(In thousands, except per share data)

Note A--Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended December 31, 2002, are not necessarily indicative of the results that may be expected for the year ending March 31, 2003.

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

New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board issued Statement of Accounting Standards (SFAS) No. 141 (SFAS 141), Business Combinations, and SFAS No. 142 (SFAS 142), Goodwill and Other Intangible Assets. SFAS 141 addresses financial accounting and reporting for business combinations and requires that the purchase method of accounting be used for all business combinations initiated after June 31, 2001. Under SFAS 142, goodwill and certain other intangible assets are no longer systematically amortized but instead will be reviewed for impairment and written down and charged to results of operations when their carrying amount exceed their estimated fair value. The Company adopted SFAS 142 effective April 1, 2002 and has completed step one of the transition date review process. Based on that work, a potential for loss is indicated with respect to approximately $5.5 million of the recorded goodwill. Additional procedures to determine the extent of any such loss have begun.

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

A reconciliation of reported net loss adjusted to reflect the adoptions of SFAS 142 is provided below:

                                                             Three Months Ended             Nine Months Ended
                                                                December 31,                   December 31,
                                                         -------------------------      --------------------------
                                                            2002           2001            2002            2001
                                                         -----------    ----------      -----------    -----------
Report net loss                                          $    (1,943)   $  (12,533)     $   (31,744)   $    (7,049)
Add back goodwill amortization, net of tax                        --           354               --          1,030
                                                         -----------    ----------      -----------    -----------
Adjusted net loss                                        $    (1,943)   $  (12,179)     $   (31,744)   $    (6,019)
                                                         ===========    ==========      ===========    ===========

Report basic net loss per share                          $    (0.05)    $    (0.34)     $     (0.86)   $     (0.21)
Effect of add back of goodwill amortization                       --          0.01               --           0.03
                                                         -----------    ----------      -----------    -----------
Adjusted net loss per share                              $    (0.05)    $    (0.33)     $     (0.86)   $     (0.18)
                                                         ===========    ==========      ===========    ===========

Report diluted net loss per share                        $    (0.05)    $    (0.34)     $     (0.86)    $    (0.21)
Effect of add back of goodwill amortization                       --          0.01               --           0.03
                                                         -----------    ----------      -----------    -----------
Adjusted net loss per share                              $    (0.05)    $    (0.33)     $     (0.86)    $    (0.18)
                                                         ==========     ==========      ===========    ===========

Note B--Inventories

The components of inventories consist of the following:

                                                  December 31,       March 31,
                                                      2002             2002
                                                 -------------      -----------
Raw materials                                    $     63,047       $    85,587
Work in process                                        13,256             8,763
Finished goods                                          7,339             5,255
Less allowance for inventory obsolescence              (5,169)           (6,676)
                                                 ------------       -----------
                                                 $     78,473       $    92,929
                                                 ============       ===========

Note C--Acquisitions

In May 2001, the Company acquired certain assets and assumed certain liabilities of U.S. Assemblies New England, Inc., which operates an 85 square foot facility located in Taunton, Massachusetts. The purchase price was approximately $14,300, including $1,600 of assumed indebtedness.

In September 2001, the Company purchased the membership interests and business of Pacific Consultants LLC (a provider of electromechanical design and test consulting services) to complement and extend its engineering capabilities. The initial purchase price was approximately $20,100, including common stock valued at $10,000, cash and costs of $4,400, and cash or common stock of $5,700 payable up to two years from the date of the acquisition. The purchase agreement provides for additional purchase price, payable in cash or common stock, of up to $40,000, if earnings targets are met for the acquired business in the two years following the close, which will be reported as additional goodwill. In December 2002, $4,398 of this additional purchase price was paid following the conclusion of the first year of the acquired operations.

In November 2001, the Company purchased certain assets of MTS Systems Corporation including equipment located at the 57 square foot facility in Chaska, Minnesota. The purchase price was approximately $3,600.

These acquisitions were accounted for as purchases and, accordingly, the results of operations of these businesses have been included in the consolidated statement of operations since their respective dates of acquisition. The pro forma unaudited results of operations for the three and nine months ended December 31, 2002 and 2001 are as follows:

                                           Three Months Ended              Nine Months Ended
                                               December 31,                   December 31,
                                        ------------------------       ------------------------
                                           2002           2001            2002           2001
                                        ---------      ---------       ---------      ---------
Net sales                               $ 171,841      $ 171,789       $ 501,327      $ 528,312
Net loss                                   (1,943)       (12,638)        (31,744)        (6,758)
Per share data:
    Basic earnings                      $   (0.05)     $   (0.35)      $   (0.86)     $   (0.20)
    Diluted earnings                        (0.05)         (0.35)          (0.86)         (0.20)

Note D--Comprehensive Loss

Total comprehensive loss was ($1,108) and ($12,857) for the three months ended December 31, 2002 and 2001, respectively, and ($29,915) and ($6,705) for the nine months ended December 31, 2002 and 2001, respectively. Comprehensive loss differs from net loss due to unrecognized foreign currency gains and losses.

Note E--Financing Arrangements

In May 2002, the Company sold to two investors $5,000 face value of 6 1/2% convertible senior subordinated notes with a conversion price of $2.28 together with related seven year warrants to purchase shares of the Company's common stock. The related seven year warrants are exercisable for 788 shares of the Company's common stock at an exercise price of $2.28 per share, and the Company granted additional warrants to the investors on May 10, 2002 to purchase 1,000 shares of the Company's common stock at an exercise price of $2.00 per share. In July 2002, the Company entered into an amendment and termination agreement terminating its remaining obligations to sell notes and related warrants pursuant to the securities purchase agreement. In the amendment and termination agreement, the Company agreed to issue additional warrants to purchase 250 shares of the Company's common stock at an exercise price of $1.62 and to provide the investors certain rights to participate in any offering by the Company of equity securities (or rights to purchase equity securities) during the next nine months.

In June 2002, the Company obtained a credit facility with a foreign bank for borrowing of up to approximately $7,200, of which $6,258 was borrowed at December 31, 2002.

In January 2003, the due date of the Revolving Credit Facility with US Bank was accelerated to December 31, 2003 and the amortization schedules for other equipment financing through US Bank were adjusted so that balances will be fully paid by March 15, 2004.

The Company has received several non-binding proposals for refinancing, extending and expanding its domestic credit facilities under proposed terms and conditions provided from current and prospective lenders, that are in general, more favorable than the existing credit facilities. The Company anticipates that it will take several months to negotiate and close on these new credit facilities.

Note F--Earnings Per Share Data

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated.

                                        Three Months Ended               Nine Months Ended
                                            December 31,                    December 31,
                                   ---------------------------      --------------------------
                                       2002             2001            2002            2001
                                   ------------      ---------      ------------      --------
Basic:
    Net loss                       $     (1,943)     $ (12,533)     $    (31,744)     $ (7,049)
                                   ============      =========      ============      ========
    Average shares outstanding           37,294         36,519            37,034        34,082
                                   ============      =========      ============      ========
    Loss per share                 $      (0.05)     $   (0.34)     $      (0.86)     $  (0.21)
                                   ============      =========      ============      ========

Diluted:
    Net loss                       $     (1,943)     $ (12,533)     $    (31,744)     $ (7,049)
                                   ============      =========      ============      ========
    Average shares outstanding           37,294         36,519            37,034        34,082
                                   ============      =========      ============      ========
    Loss per share                 $      (0.05)     $   (0.34)     $      (0.86)     $  (0.21)
                                   ============      =========      ============      ========

Common stock equivalents and their impact on net loss have been excluded from the diluted per share calculation for all periods presented, since the Company incurred net losses and the inclusion of common stock equivalents would have had an anti-dilutive impact. Potentially dilutive securities, which have been excluded, consist of 1) unexercised stock options and warrants to purchase 6,036 and 3,571 shares of the Company's Common Stock as of December 31, 2002 and 2001, respectively, and 2) 2.2 million shares of the Company's Common Stock issuable upon conversion of convertible debt as of December 31, 2002.

During the three and nine months ended December 31, 2002, employees exercised stock options to acquire 15 and 47 shares at an average exercise price of $0.88 and $0.88 per share, respectively.

Item 2--Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Net sales - Net sales for the third quarter of fiscal 2003 increased .4% to $171.8 million from $171.2 million for the comparable three months of the prior fiscal year. Net sales of excess raw materials to customers responding to a lack of end market demand totaled $5.6 million for the third quarter of fiscal 2003 compared to such sales of $12.7 million in the same period of fiscal 2002. Excluding inventory sales, net sales for the third quarter of fiscal 2003 increased 4.9% to $166.2 million from $158.5 million in the third quarter of fiscal 2002. Net sales for the nine months ended December 31, 2002 decreased 2.0% to $501.3 million from $511.8 million for the comparable period of fiscal 2002. The decrease in net sales was due to lower volume from certain optical, communications and storage customers. This decline in sales to optical, communications and storage customers was partially offset by a more diversified base of customers leading to stronger comparable sales in the computing, industrial and medical markets. The Company's five largest customers in the third quarter and first nine months of fiscal 2003 accounted for approximately 55% and 49%, respectively, of net sales with no single customer exceeding 25% of net sales for the nine months ended December 31, 2002.

Gross Profit - Gross profit increased $11.6 million in the third quarter of fiscal 2003 to $12.6 million (7.4% of net sales) from $1.0 million (0.6% of net sales) in the same quarter of fiscal 2002. Higher gross profit stemmed primarily from increased capacity utilization from growth in sales (excluding excess inventory sales), cost savings from current fiscal year restructuring actions and the decreased level of inventory write-offs. Gross profit decreased $10.3 million during the first nine months of fiscal 2003 to $21.2 million (4.2% of net sales) from $31.5 million (6.2% of net sales) in the same period of fiscal 2002. These decreases in gross profit resulted from reduced sales volume to optical, communications and storage customers and continued underutilization of capacity in certain operations. We incurred inventory write-downs of approximately $2.3 million in the third quarter of fiscal 2003 versus $4.9 million in the same quarter of fiscal 2002, primarily as a result of customer financial difficulties and bankruptcies. For the nine month periods, such inventory write-downs totaled $7.3 million and $4.9 million for fiscal 2003 and 2002, respectively.

Selling, general and administrative expenses - Selling, general and administrative expenses were $11.8 million (6.9% of net sales) in the third quarter of fiscal 2003, a decrease of $7.5 million from $19.3 million (11.3% of net sales) for the same quarter of fiscal 2002. Selling, general and administrative expenses were $40.0 million (8.0% of net sales) during the first nine months of fiscal 2003, an increase of $0.2 million from $39.8 million (7.8% of net sales) for the same period of fiscal 2002. The decrease during the three months ended December 31, 2002 was the result of cost savings from current year restructuring actions and a decreased level of accounts receivable write-offs. The increase during the nine-month period ended December 31, 2002 was a result of additional expenses from acquired businesses, and increased legal, insurance, audit and information technology expenses. The increase also reflects charges incurred in the third quarter and nine months ended December 31, 2002 of $0.8 million and $3.7 million, respectively, for the uncertainty of collection of accounts receivable from bankrupt and troubled customers versus $4.0 million for the three and nine month periods ended December 31, 2001.

Restructuring costs - Restructuring costs of $0.5 million were recognized in the third quarter of fiscal 2003, resulting primarily from worldwide workforce reductions. Restructuring costs were $4.4 million for the nine months ended December 31, 2002 for the consolidation of certain facilities and worldwide workforce reductions. These actions were taken to rescale physical space and employee counts in affected operations to the current business levels. Further actions may be required in response to significant variation from presently expected revenue levels.

Amortization - Amortization decreased approximately $0.5 and $1.4 for the three and nine-month periods ended December 31, 2002 to an insignificant amount for fiscal year 2003 as a result of adopting SFAS

No. 142, "Goodwill and Other Intangible Assets", on April 1, 2002 and the resultant discontinuation of amortization of goodwill. There is potential for amortization of up to $5.5 million, which could adjust the results of the three months ended June 30, 2002 under transition rules of SFAS No. 142. The review to determine the amount of such write down, if any, is presently in progress.

Other expense (income) - Other expense (income) net was $0.3 million for the third quarter of fiscal 2003 compared to $(0.5) million income for the same period of fiscal 2002. Other expense, net increased from $(0.9) million income in fiscal 2002 to $0.5 million expense for the nine months ended December 31, 2002. The net change in the quarter and nine month period ended December 31, 2002, was the result of decreased exchange gains in certain international operations.

Interest expense - Our interest expense (net) increased $0.1 million to $1.7 million for the third quarter of fiscal 2003 from $1.6 million for the same period of fiscal 2002. Interest expense (net) increased $2.0 million to $7.1 million for the nine months ended December 31, 2002 from $5.1 million for the same period of fiscal 2002. These increases were a result of increased interest rates on our variable rate primary line of credit and increased fees and deferred financing charges associated with amending our credit facilities in fiscal 2003.

Income tax expense - Income tax expense of $0.9 million represented an effective tax rate of 2.8% for the nine-month period ended December 31, 2002 compared with an income tax benefit of $7.0 million for the nine-month period ended December 31, 2001. The current year rate results from the inability in fiscal 2003 to recognize benefits for the loss carryforwards in the United States and The Netherlands, due to the uncertainty regarding their realization, together with the low tax rates or tax holidays in certain non-United States jurisdictions. The tax benefits of pretax losses were recorded for the three and nine months ended December 31, 2001, because it was not clear at December 31, 2001, that the tax benefits of the pretax losses would not be recognizable on an ongoing basis. In the fiscal quarter ended March 31, 2002, these benefits were reversed.

Liquidity and Capital Resources

The Company has funded its operations from the proceeds of bank debt, private offerings of debt, private and public offerings of equity, cash generated from operations and lease financing of capital equipment. Our principal uses of cash have been to finance working capital, acquisitions, new operations, and capital expenditures, and to fulfill debt service requirements. We anticipate these uses will continue to be our principal uses of cash in the future, although acquisition activity is not being aggressively pursued in the current economic climate.

As of December 31, 2002, the Company had a cash and cash equivalent balance of $26.5 million and total bank and other interest bearing debt totaling $95.6 million. Of these borrowings, we had approximately $4.3 million outstanding under our US Bank revolving credit facility and $52.7 million outstanding under our IBM Credit LLC credit facility. At December 31, 2002, we also had $2.6 million outstanding under our credit facility serving our Netherlands operations, $11.5 million outstanding in facilities for our China operation and $6.3 million outstanding under our Thailand credit facility. Each credit facility bears interest on outstanding borrowings at variable interest rates, which as of December 31, 2002 were 8.25% for the IBM facility, 6.25% for the US Bank facility, 5.0% for the Netherlands facility, from 5.04% to 5.85% for the China facilities and 5.0% for the Thailand facility. These credit facilities are secured by substantially all of our assets. Subsequent to December 31, 2002, the amount outstanding under our credit facility serving our Netherlands operation was paid off. This facility is no longer available.

We are required to meet certain financial covenants under these facilities. The covenants include: 1) net income as a percentage of net sales, 2) the ratio of our liabilities to net worth, 3) the ratio of our current assets to current liabilities, 4) the ratio of our earnings before interest, taxes, depreciation and amortization, or EBITDA, less specified expenditures, to our principal and interest payments, 5) our tangible net worth and 6) capital expenditures. We are in compliance with all covenants, having successfully reached agreements with our senior secured lenders, effective January 27 and 29, 2003, to amend these credit facilities through their expiration on December 31, 2003. The term of the US Bank revolving credit facility was revised to align with the December 31, 2003 expiration of the IBM Credit LLC credit facility and other US Bank debt was rescheduled to provide acceleration of payments to be completed over the twelve months ended March 15, 2004.

The Company has received several non-binding proposals for refinancing, extending and expanding its credit facilities under proposed terms and conditions provided from current and prospective lenders, that are in general, more favorable than the Company's existing credit facilities. The Company anticipates that it will take several months to negotiate and close on these new credit facilities.

We currently anticipate that our fianacial results for the fourth quarter of fiscal 2003 will range from break-even to a net loss of ($0.06) per share. We believe operation within this guidance will meet all financial covenants. Our failure to meet this guidance or expectations for future quarters' earnings could adversely affect our liquidity and capital resources under existing and prospective credit arrangements.

Net cash provided by operating activities for the nine months ended December 31, 2002 was $30.1 million compared to net cash used of $7.5 million for the comparable period of the prior fiscal year. Increased net cash from operating activities was attributable primarily to decreases in accounts receivable balances and other working capital reductions, compared to increases in these amounts in the prior year period offset by the increased losses in fiscal 2003.

Net cash used in investing activities for the nine months ended December 31, 2002 was $11.7 million compared to $58.9 million for the comparable period of the prior fiscal year. This reduction resulted from a lower level of investment in equipment and from the decline in business acquisitions in the nine months ended December 31, 2002 compared to the same period of the prior fiscal year. The only amounts paid for business acquisitions in the nine months ended December 31, 2002 are related to contingent deferred payments provided for in the purchase of Pacific Consultants LLP completed in fiscal 2002.

Net cash used in financing activities for the nine months ended December 31, 2002 was $3.2 million compared to net cash provided by financing activities of $72.8 million for the comparable period of the prior fiscal year. Our principal use of cash from financing activities in the nine months ended December 31, 2002 resulted from paying down debt, net of sale leaseback proceeds, compared to cash from the net proceeds from our second public offering of our common stock in the prior fiscal year.

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

We have curtailed our regular review of acquisition and additional facilities expansion or joint venture opportunities. We continue to pursue major new program opportunities with new and existing customers, which may require us to sell additional equity or secure additional financing in order to fund the requirement. The sale of additional equity could result in additional dilution to our shareholders. We cannot be assured that financing arrangements will be available in amounts or on terms acceptable to us.

Forward-looking Statements: This discussion contains certain "forward-looking" statements. These forward-looking statements may contain statements of intent, belief or current expectations of Pemstar Inc. and its management. Such forward-looking statements are not guarantees of future results and involve risks and uncertainties that may cause actual results to differ materially from the potential results discussed in the forward-looking statements. In addition to factors discussed above, risks and uncertainties that may cause such differences include but are not limited to: a continued decline in economic conditions or a recession; the effects of the September 11, 2001, or future terrorist attacks in the United States and the engagement of military forces of the United States and its allies in other parts of the world, as well as any future events in response to these developments, including rumors or threats of war, actual conflicts or trade disruptions; changes in demand for electronics manufacturing and design services; changes in demand by major customers due to cancellations, reductions or delays of orders; shortages or price fluctuations in component parts; difficulties managing our expansion and integrating acquired businesses; increased competition and other risk factors listed from time to time in the Company's Securities and Exchange Commission filings, including but not limited to Exhibit 99 of the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2002. The foregoing list is not exhaustive and the Company disclaims any obligation to subsequently revise any forward-looking statements to reflect events or circumstances after the date of such statements.

Item 3--Quantitative and Qualitative Disclosure of Market Risk

The accumulated other comprehensive loss decreased $836 and $1,830 for the three and nine months ended December 31, 2002. These changes result primarily from changes in the exchange rate of the Singapore dollar and the Euro in relationship to the United States dollar applied to our net invested asset currency exposure in Singapore and the Netherlands ($7,582 and $10,050 respectively, at December 31, 2002). Additional credit facilities denominated in local currencies of foreign locations are designed to limit these risks.

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

Part II.  Other Information

Item 1--Legal Proceedings

On July 24, 2002 a putative class action was commenced by a former shareholder of the Company alleging that certain current and former officers and directors of the Company violated Section 10(b) and Section 20(a) of the Securities Exchange Act of 1934. The lawsuit alleges, in essence, that the defendants defrauded their shareholders by making optimistic statements during a time when they should have known that business prospects were less promising. The lawsuit is captioned Matt L. Brody, on behalf of himself and all others similarly situated v. Pemstar, Inc., Allen Berning, William Leary, William Kullback, Robert Murphy, Steve Petracca, Karl Shurson, Robert Ahmann, Paul Singh, Gregory Lea, Thomas Burton & Bruce Jaffe, and is pending in United States District Court for the District of Minnesota. Five other almost identical securities actions have been brought against Pemstar and certain former officers and directors in the United States District Court for the District of Minnesota. The additional five actions allege identical claims with the exception of one case, which alleges a violation of Sections 11 and 12 of the Securities Act of 1933. This action alleges, in addition to securities fraud, that the registration statement filed by the Company in connection with a secondary offering contained false, material misrepresentations. All of these actions were consolidated into a single action, now captioned, In re PEMSTAR Securities Litigation. An Amended Consolidated Complaint was filed January 9, 2003.

On August 23, 2002 and October 2, 2002 two different individual shareholders also commenced identical shareholder derivative actions against the Company as nominal defendant and its Board. Those actions are currently pending in United States District Court for the District of Minnesota. The allegations in the derivative actions are almost identical to those in the putative class action.

It is too early to predict the likelihood of prevailing on the various lawsuits described above. Pemstar believes the actions are wholly without merit and will vigorously defend against the claims.

Item 2--Changes in Securities and Use of Proceeds

Not applicable.

Item 3--Default on Senior Securities

Not applicable.

Item 4--Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5--Other Information

Not applicable.

Item 6--Exhibits and Reports on Form 8-K

(a)      Exhibits.

10.1 Amendment No. 9 to the Amended and Restated Revolving Credit Agreement between the Company, Turtle Mountain Corporation, Pemstar Pacific Consultants Inc. and IBM Credit LLC dated January 27, 2003, to the Amended and Restated Revolving Credit Agreement dated June 29, 2001, as amended on February 14, 2002, March 29, 2002, May 3, 2002, May 10, 2002, June 27, 2002, June 28, 2002, and
         August 14, 2002.

10.2 Amendment No. 10 to the Amended and Restated Revolving Credit Agreement between the Company, Turtle Mountain Corporation, Pemstar Pacific Consultants Inc. and IBM Credit LLC dated January 29, 2003, to the Amended and Restated Revolving Credit Agreement dated June 29, 2001, as amended on February 14, 2002, March 29, 2002, May 3, 2002, May 10, 2002, June 27, 2002, June 28, 2002,
         August 14,2002, and January 27, 2003.

10.3 Fifth Amendment between the Company and U.S. Bank National Association dated January 29, 2003, to the Loan and Security Agreement with U.S. Bank National Association dated June 28, 2001, as amended on December 20, 2001, March 25, 2002, May 3, 2002, and June 27, 2002.

10.4 Sixth Amendment between the Company and U.S. Bank National Association dated January 29, 2003, to the Loan and Security Agreement with U.S. Bank National Association dated June 28, 2001, as amended on December 20, 2001, March 25, 2002, May 3, 2002, June 27, 2002 and January 29, 2003.

12.1     Computation of Ratio of Earnings to Fixed Charges.

99.1 Certification of Chief Executive Officer pursuant to 18 U.S.C.ss.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2 Certification of Chief Financial Officer pursuant to 18 U.S.C.ss.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


(b) The registrant did not file any reports on Form 8-K during the three months ended December 31, 2002.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       Pemstar Inc.


Date:      February 13, 2003              /s/ Allen J. Berning
     -----------------------------     -----------------------------------------
                                       Allen J. Berning
                                       Chairman and Chief Executive Officer


Date:      February 13, 2003              /s/ Gregory S. Lea
     -----------------------------     -----------------------------------------
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


                                         /s/ Al Berning
                                       -----------------------------------------
                                       Allen J. Berning
                                       Chief Executive Officer

                                       February 13, 2003
                                       -----------------------------------------
                                       Date

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

                                         /s/ Greg S. Lea
                                       -----------------------------------------
                                       Greg S. Lea
                                       Chief Financial Officer

                                       February 13, 2003
                                       -----------------------------------------
                                       Date

                                  EXHIBIT INDEX

Exhibit No.
-----------

   10.1 Amendment No. 9 to the Amended and Restated Revolving Credit Agreement between the Company, Turtle Mountain Corporation, Pemstar Pacific Consultants Inc. and IBM Credit LLC dated January 27, 2003, to the Amended and Restated Revolving Credit Agreement dated June 29, 2001, as amended on February 14, 2002, March 29, 2002, May 3, 2002, May 10, 2002, June 27, 2002, June 28, 2002,
             and August 14, 2002.

   10.2 Amendment No. 10 to the Amended and Restated Revolving Credit Agreement between the Company, Turtle Mountain Corporation, Pemstar Pacific Consultants Inc. and IBM Credit LLC dated January 29, 2003, to the Amended and Restated Revolving Credit Agreement dated June 29, 2001, as amended on February 14, 2002, March 29, 2002, May 3, 2002, May 10, 2002, June 27, 2002, June 28, 2002,
             August 14,2002, and January 27, 2003.

   10.3 Fifth Amendment between the Company and U.S. Bank National Association dated January 29, 2003, to the Loan and Security Agreement with U.S. Bank National Association dated June 28, 2001, as amended on December 20, 2001, March 25, 2002, May 3, 2002, and June 27, 2002.

   10.4 Sixth Amendment between the Company and U.S. Bank National Association dated January 29, 2003, to the Loan and Security Agreement with U.S. Bank National Association dated June 28, 2001, as amended on December 20, 2001, March 25, 2002, May 3, 2002, June 27, 2002 and January 29, 2003.

   12.1      Computation of Ratio of Earnings to Fixed Charges.

   99.1 Certification pursuant to 18 U.S.C.ss.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

   99.2 Certification pursuant to 18 U.S.C.ss.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.