Form 10-K
period 2003-03-31
PEMSTAR INC
filed 2003-07-10
CIK 924829

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               -------------------

                                    FORM 10-K
(Mark One)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended
     March 31, 2003

                               OR

[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________________ to __________________.

                          Commission File No. 000-31223

                               -------------------

                                  Pemstar Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Minnesota                                       41-1771227
----------------------------------------              -------------------------
    (State or other jurisdiction of                        (I.R.S. Employer
     incorporation or organization)                       Identification No.)

     3535 Technology Drive N.W.
        Rochester, Minnesota                                    55901
----------------------------------------              -------------------------
(Address of principal executive offices)                     (Zip Code)

       Registrant's telephone number, including area code: (507) 288-6720

        Securities registered pursuant to Section 12(b) of the Act: None

    Securities registered pursuant to Section 12(g) of the Act: Common Stock,
                                 $.01 par value

                               -------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[X]Yes  [_]No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[_]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
[_]Yes  [X]No

The aggregate market value of voting stock held by non-affiliates of the registrant, as of September 30, 2002, was approximately $45,023,403 (based on the last sale price of such stock as reported by the Nasdaq Stock Market National Market).

The number of shares outstanding of the registrant's common stock, $.01 par value, as of June 25, 2003, was 37,560,867.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Annual Report to Shareholders for the fiscal year ended March 31, 2003 are incorporated by reference into Parts II and IV. Portions of the registrant's Proxy Statement for the Annual Meeting of Shareholders to be held July 24, 2003 are incorporated by reference into Part III.

================================================================================

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

ITEM 1.     BUSINESS

Overview

     Pemstar Inc., incorporated in Minnesota in 1994, provides a comprehensive range of global engineering, product design, automation and test, manufacturing and fulfillment services and solutions to our customers in the communications, computing and data storage, industrial equipment and medical industries. We provide these services and solutions on a global basis through fifteen strategic locations in North America, South America, Asia, and Europe. These customer solutions offerings support our customers' products from initial product development and design through manufacturing to worldwide distribution and aftermarket support.

Services Solutions

     We offer a comprehensive range of engineering, manufacturing and fulfillment solutions that support our customers' products from initial design through prototyping, design validation, testing, ramp to volume production, worldwide distribution and aftermarket support. We support all of our service offerings with a comprehensive supply chain management system, superior quality management program and sophisticated information technology systems. Our comprehensive service offerings enable us to provide a complete solution for our customers' outsourcing requirements.

     Engineering Solutions

     New Product Design, Engineering, Prototype & Test. We offer a full spectrum of new product design, prototype, test and related engineering solutions that shorten product development cycles, resulting in faster time to market and reduced costs for our customers. Our multi-disciplined engineering teams provide expertise in a number of core competencies critical to serving original equipment manufacturers in our target markets, including industrial design, mechanical and electrical hardware, firmware, software and systems integration and support. We create specifications, designs and prototypes, and validate and ramp our customers' products into high volume manufacturing. Our technical expertise includes electronic circuit design for analog, digital, radio frequency and microwave printed circuit boards and application specific integrated circuits.

     Custom Test and Automation Equipment Design & Build Solutions. We provide our customers with a comprehensive range of custom functional test equipment, process automation and replication solutions. We have substantial expertise in tooling, testers, equipment control, systems planning, automation, floor control, systems integration, replication and programming. Our custom functional test equipment, process automation and replication solutions are available to original equipment manufacturers as part of our full service product design and manufacturing solutions package or on a stand-alone basis for products designed and manufactured elsewhere. We are also a merchant provider of customer test equipment and automation systems to original equipment manufacturers. Our ability to provide these solutions allows us to capitalize on original equipment manufacturers' increasing needs for custom manufacturing solutions and provide an additional opportunity to introduce customers to our comprehensive engineering and manufacturing services.

     In fiscal 2002 we expanded our engineering services capabilities primarily through the acquisition of Pacific Consultants LLC. Revenues from our engineering services were 17.8%, 16.3% and 7.2% of our total net sales in fiscal 2003, 2002 and 2001, respectively.

     Manufacturing Solutions

     Printed Circuit Board Assembly & Test. We offer a wide range of printed circuit board assembly and test solutions, including printed circuit board assembly, assembly of subsystems, circuitry and functionality testing of printed assemblies, environmental and stress testing and component reliability testing.

     Flex Circuit Assembly & Test. We provide original equipment manufacturers with a wide range of flexible circuit assembly and test solutions. We utilize specialized tooling strategies and advanced procedures to minimize circuit handling and ensure that consistent processing parameters are maintained throughout the assembly process. All of our manufacturing activities are monitored to comply with strict environmental controls and to maintain our product quality standards.

     Systems Assembly & Test. We offer a wide range of systems assembly and test solutions that enhance product quality and product life cycles. Our manufacturing capabilities include the design, development and building of test strategies and equipment for our customers' products which utilize manual, mechanized or fully automated production lines to improve product quality, reduce costs and improve delivery time to customers. We also have expertise in advanced precision and electromechanical technologies and optical manufacturing services. In order to meet our customers' demand for systems assembly and test solutions, we offer subassembly build, final assembly, functionality testing, configuration and software installation and final packaging services.

     Precision Electromechanical Assembly & Test. We offer a full spectrum of precision electromechanical assembly, coating and test solutions that can be utilized in a variety of advanced applications in computer, communications, industrial and medical industry segments. We design, develop and build product specific manufacturing processes utilizing manual, mechanized or fully automated lines to meet our customers' product volume and quality requirements. All of our assembly and test processes are developed according to customer specifications and replicated within our facilities.

     Revenues from manufacturing services were 82.2%, 83.7% and 92.8% of our total net sales in fiscal 2003, 2002 and 2001, respectively.

     Fulfillment Services

     Product Configuration and Distribution. We provide our customers with product configuration and global distribution services that complement our engineering and manufacturing solutions and enable our customers to be responsive to changing market demands and reduce time to market. We have developed a Web-based collaboration interface that enables real-time communication with our customers. We utilize sophisticated software that allows us to customize product runs to configure the products made to the specifications in our customers' orders. Our global distribution capabilities allow us to distribute products to customers, distributors and end-users around the world. We provide inventory programs that allow our customers to manage the shipment and delivery of products. As part of these inventory programs, a customer may request that its inventory be stored at a site closer to the customer prior to distribution, which streamlines the distribution process and decreases delivery times.

     Aftermarket Services. All of our products carry warranties subject to contractual agreements with our customers. In addition, we provide our customers with a range of aftermarket services, including repair, replacement, refurbishment, remanufacturing, exchange, systems upgrade and spare part manufacturing for storage subsystems. These services are tracked and supported by specific information technology systems that can be tailored to meet our customers' individual requirements.

     Our fulfillment services are not billed separately, but are provided as part of our manufacturing solutions.

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

     Quality Management

     We believe that the application of quality management and continuous quality improvement activities are key success factors to providing high quality products and services to our customers. Our base quality system is ISO 9000:2000, and we comply with 21 CFR Part 820/ISO 13485 in our medical device manufacturing locations as well. In facilities where applicable, we have also installed quality management systems supporting QS 9000, AS9100, and TL9000 for those customers who require such.

     Information Systems

     Information systems are a strategic advantage in achieving Pemstar's business objectives. We believe that our significant investment in integrated information systems will deliver competitive advantages for our customers by improving communications product quality and operational flexibility. Our enterprise resource planning systems, or ERP systems, provide product and production information to our supply chain management, engineering change management and floor control systems. These ERP systems also provide us with real-time financial and materials management data. Our information systems also control serialization, production and quality data for all of our facilities around the world utilizing state-of-the-art statistical process control techniques for continuous process improvements.

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

     We provide original equipment manufacturers with expertise in manufacturing technologies used in the production of optical and wireless components and systems, including:

     . Adhesives. This technology involves the precision application of bonding agents to components.

     . Conformal Coating. This technology involves applying a film coating to printed circuit board assemblies and other assemblies to protect them from environmental damage. In addition, Pemstar can also coat medical devices with biocompatible materials such as parylene, which can also serve as a foundation for subsequent coating layers that include pharmaceuticals or other compounds such as heparin.

     . Laser Welding. Utilizing lasers, we can conduct high-precision welding of materials.

     . Hybrid Optical/Electrical Printed Circuit Board Assembly and Test. We have technology that enables us to assemble circuit board assemblies containing both light or laser components and electrical components.

     . Sub-micron Alignment of Optical Sub-Assemblies. We have technology that enables us to align components within increments of less than one millionth of a meter.

     Our manufacturing technology expertise also includes the following areas applicable to both printed circuit board assembly and application specific flexible circuits:

     . Surface Mount Technology. Utilizing this technology, component leads are attached to a circuit board by soldering to a circuit board without any holes or leads protruding through the board. This technology is used for higher density products because both sides of the board can be used and can be automated for high volume production.

     . Fine Pitch. Fine pitch technology also involves the attachment of component leads onto a circuit board by soldering. Pitch refers to the spacing of component leads and patterns. With fine pitch and ultra fine pitch technology, the distance between the individual component leads is much smaller, making this technology useful for products requiring smaller packaging and higher board densities.

     . Ball Grid Array. A ball grid array is a method of mounting an integrated circuit or other component onto a printed circuit board. Rather than using traditional leads, the component is attached directly to the bottom of the package with small balls of solder. When assembled onto a circuit board, these solder balls form an inter-connect with conducive pads on the surface of the board. This method allows for greater component density and is used in printed circuit boards with higher layer counts.

     . Flip Chip. A flip chip is a structure that houses circuits, which are interconnected without leads. This technology involves mounting an electronic device face down directly to a circuit board utilizing solder balls attached to the device. The electrical interconnections are then surrounded with an adhesive-type underfill for protection. Flip chips are utilized to minimize printed circuit board surface area when compact packaging and higher product performance is required.

     . Chip On Board/Wirebonding. This technology involves the attachment of an electronic device face-up directly to a circuit board and then making individual electronic connections by bonding conducive wires to the board and the device. The completed assembly is then encapsulated in a polymer. This technology eliminates the need for packaging the circuit, and allows for additional miniaturization of products.

     . In-Circuit Test. This technology involves the verification of specific portions of a circuit board for basic electronic properties associated with manufacturing defects.

     . Board Level Functional Test. This technology simulates the ultimate end- use functionality of a completed circuit board assembly.

     . Stress Testing. This technology verifies the functionality of a completed printed circuit board assembly while intentionally introducing adverse environmental conditions such as temperature extremes, humidity and vibration to screen out potential problems or failures otherwise not detectable until the product is in use.

Customers

     Our customers include industry leading original equipment manufacturers such as Fluke Corporation, Honeywell, IBM, Medtronic, Motorola and Seagate. We also have many relationships with new and existing customers across the four key industries we serve including Ciena, Cordis Corporation (a Johnson & Johnson Company), Given Imaging, Logitech, MTS Systems, Proxim, Qlogic, and U.S. Army/General Dynamics. The following table shows the percentage of our net sales in each of the markets we serve for the fiscal years ended March 31, 2003, 2002 and 2001.

                                   Fiscal Year Ended March 31,
                                   ---------------------------
               Markets              2003       2002      2001
               -------             -----      -----     ------
Communications ....................   37%        45%        53%
Computing and Data Storage ........   39         38         35
Industrial Equipment ..............   18         14         11
Medical ...........................    6          3          1
                                    ----       ----     ------
Total .............................  100%       100%       100%
                                   =====      =====     ======

     The following table indicates, for fiscal 2003, our ten largest customers in terms of net sales, in alphabetical order, and the primary products for which we provided our services.

OEM Customers                End Products
-------------                ------------
Ciena....................... Communications equipment
Fluke Corporation........... Industrial instrumentation
Honeywell................... Industrial electronics
IBM......................... Computing, network and storage equipment
Logitech.................... Computer peripherals
Motorola.................... Wireless communications devices
Proxim...................... Wireless network products
Qlogic...................... Communications and switching equipment
Seagate..................... Storage equipment
U.S. Army................... Wearable communications and navigation equipment

     In fiscal 2003, IBM represented approximately 23% of our net sales and Motorola represented approximately 11% of our net sales.

Sales and Marketing

     We market our engineering, product development, automation and test, manufacturing and fulfillment services solutions through a sales force of twelve full-time senior sales professionals located in North America, South America, Europe and Asia. Our North American sales force is assisted by ten manufacturers representative organizations. Our direct sales efforts in North America are organized into four regions, Eastern, Central, Rocky Mountain and Western. Sales in each region are managed by an experienced director of sales with the assistance of a director of technical sales who coordinates engineering sales across all four regions. Our direct sales personnel have knowledge of local markets, which we believe is critical to identifying new customers and developing new business opportunities. A substantial amount of our net sales in fiscal 2003 were generated through our internal sales force. Our executive management team is integral to our sales efforts, with each member being assigned to an American, European or Asian region in which the executive interfaces with customers to ensure customer satisfaction and generate additional business opportunities.

     Our sales and marketing professionals target original equipment manufacturers that require a comprehensive outsourcing solution in the communications, computing and data storage, industrial and medical industries and whose outsourcing requirements will utilize our global facilities and capabilities. Our marketing strategy focuses on developing close working relationships with our customers. To facilitate these relationships, a customer support team is assigned to each customer to service all of the customer's needs throughout the life cycle of a product. Each customer support team consists of a dedicated program manager, project buyer, production control planner, manufacturing engineer and quality engineer. The program manager serves as the customer's point of contact for all of the customer's requirements on a worldwide basis and, with the support of the team, has responsibility for managing all aspects of the customer's project.

Intellectual Property

     We have developed proprietary processes and program management methodologies that enable us to shorten time to market and to deliver high quality products in a cost-effective manner. Our intellectual property portfolio of patents, patent applications, trade secrets and other proprietary information consists primarily of unique processes that enable us to develop and manufacture custom automation and test equipment solutions for our customers. We currently have six patents and sixteen patent applications filed for technology and methodologies relating to process automation, test equipment, product quality and reliability, manufacturing processes, failure analysis, process control techniques and test equipment. These proprietary processes are grouped into building blocks that can be applied in a variety of applications.

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

Research and Development

     The market for our services is characterized by rapidly changing technology and continuing process development. Original equipment manufacturers are demanding smaller, faster and higher performance products. These demands require increasingly complex engineering and manufacturing capabilities. We are committed to developing new design and manufacturing technologies and enhancing our existing technologies. Since our formation in 1994, we have made substantial investments in technology and equipment to meet our customers' needs and maintain our competitive advantage. Our expenditures for research and development in fiscal 2003, 2002 and 2001 were $1,011,000, $1,015,000 and
$489,000, respectively.

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

Employees

     As of March 31, 2003, we had 3,522 full-time employees. In addition to our full-time employees, we regularly hire part-time and temporary (contract) employees. Given the variable nature of our project flow and the quick response time required by our customers, it is critical that we be able to quickly ramp-up and ramp-down our production capacities to maximize efficiency. To achieve this, our strategy has been to employ a skilled temporary labor force, as required. Except for our 228 employees located in Almelo, the Netherlands, none of our employees are unionized. We believe our employee relations are good, and we have not experienced any work stoppages at any of our facilities.

Worldwide Operations

     A key element in our business strategy is to construct our global presence to provide engineering, manufacturing and fulfillment services and solutions in locations that meet our customers' regional requirements. Consistent with this strategy, we have established international design and manufacturing facilities in China, Japan, Mexico, the Netherlands, Singapore, Thailand, Brazil and Ireland. We will continue to explore strategic opportunities throughout the world, especially in low-cost regions, that strengthen our competitive position and enhance shareholder value.

     Our facilities offer a full range of services, where suitable to the local market, or a more limited range, when that is appropriate. Facilities' service offerings can be scaled up or down as customers' needs change. Our largest facility in Rochester, Minnesota provides a full range of services and solutions, including engineering design capabilities, a new product introduction specialty center, volume production capacity and fulfillment and aftermarket services. We maintain a similar operation in San Jose, California, providing easy access to communications and optical market participants in that area. Our Pemstar Pacific Consultants acquisition in fiscal 2002 added significantly to our engineering and design capabilities in this location and provided for expansion of our presence in the governmental market. Turtle Mountain Corporation operations run jointly from Chaska, Minnesota and Dunseith, North Dakota provide new product introduction and volume production capacity. Facilities in Taunton, Massachusetts provide a new production introduction center, but can also provide volume production.

     The Almelo, the Netherlands, facility serves as a full range capability site and additionally provides the capability to rapidly distribute products for our European and North American customers. Establishment of our Mexican facility, located in Guadalajara, Mexico and our Chinese facility located in Tianjin, China, enable us to provide low-cost manufacturing and order fulfillment services for our customers on a global basis. In 2000, we expanded our Mexican facility from 60,000 to 130,000 square feet to accommodate growth in this region. Similarly, our expansion into China has enabled us to reduce our customers' manufacturing costs while giving us access to new customers in the communications, computing and data storage industries. In 2003, Pemstar expanded its square footage in China, with replacement and upgrade of these facilities planned to be available in fiscal 2004.

     In fiscal 2002, our Bangkok, Thailand operation completed building a new high-volume manufacturing facility outside of Bangkok in a tax-free industrial zone to expand our manufacturing capabilities and provide cost effective solutions for our customers. Our Thailand operations are strategically situated in the rapidly expanding Asian communications, computing and data storage markets, giving us access to new customers in those industries.

     Our facility in Singapore has significantly enhanced our service capabilities in the data storage industry by adding specialized disk drive design and manufacturing capabilities. This facility also provides critical sales support for customers in the United States, Southeast Asia, the Philippines, Japan and Korea. Our Yokohama, Japan, facility supports the engineering and design services needs of our customers in the wireless systems markets and also supports the outsourcing of capital equipment from our Singapore facilities.

     Our Hortolandia, Brazil, facility represents our market entrance, offering low volume manufacturing and aftermarket support capabilities.

     In 2001, we also established a facility in Navan, Ireland, which is in the process of starting up product introduction and volume manufacturing operations.

Competition

     The electronics manufacturing services industry is highly competitive, and we compete against numerous domestic and foreign engineering and manufacturing service companies. We believe that the principal competitive factors in our industry are:

     .   Service and solutions offerings;

     .   Technological capabilities;

     .   Scale of operations and financial strength;

     .   Geographic location and coverage;

     .   Pricing;

     .   Product quality;

     .   Meeting product delivery schedules; and

     .   Flexible and timely response to design and schedule changes.

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

     We also face competition, with decreasing frequency, from the manufacturing operations of our current and potential customers, who continually evaluate the relative benefits of internal manufacturing compared to outsourcing. As more original equipment manufacturers dispose of their manufacturing assets and increase their use of outsourcing, we face increasing competitive pressure to grow our business in order to maintain our competitive position.

Governmental Regulation

     Our operations are subject to federal, state and local regulatory requirements on environmental, waste management and health and safety measures relating to the use, release, storage, treatment, transportation, discharge, disposal and clean-up of hazardous substances and wastes, as well as practices and procedures applicable to the construction and operation of our plants. In addition, we are required to register with the United States Food and Drug Administration as a medical device manufacturer. The FDA and various state agencies inspect our facilities from time to time to determine whether we are in compliance with the FDA's Quality Systems Regulation relating to medical device manufacturing companies, including regulations concerning manufacturing, testing, quality control and product labeling practices. The current costs of compliance are not material to us, and we are not presently aware of any facts or circumstances that would cause us to incur significant costs or liabilities in the future related to environmental, health and safety law compliance.

Available Information

     Pemstar's Internet website is http://www.pemstar.com. Pemstar makes available free of charge, on or through its website, its annual, quarterly and current reports, and any amendments to those reports, as soon as reasonably practicable after electronically filing such reports with the Securities and Exchange Commission. Information contained on Pemstar's website is not part of this report.

ITEM 2.     PROPERTIES

     Our executive offices are located in Rochester, Minnesota, where we also have engineering and manufacturing facilities. We also have other U.S. facilities located in San Jose, California, Taunton, Massachusetts, Dunseith, North Dakota and Austin, Texas, as well as facilities in China, Japan, Mexico, the Netherlands, Singapore, Thailand, Brazil and Ireland. Information about some of our facilities is set forth below:

                                            Approximate
Location                                    Square Feet   Owned/Leased      Principal Services
------------------------------------------  -----------   ------------   -------------------------
Rochester, Minnesota (3 facilities).......      260,000   Leased         Headquarters, engineering
                                                 60,000   Leased          and manufacturing
                                                  9,000   Leased

San Jose, California (2 facilities).......      141,000   Leased         Engineering and
                                                 35,000   Leased          manufacturing

Mountain View, California (2 facilities)..       38,000   Leased         Engineering
                                                  7,000   Leased

Bangkok, Thailand.........................      200,000   Owned/(1)/     Manufacturing

Almelo, the Netherlands...................      123,000   Leased         Engineering and
                                                                          manufacturing

Guadalajara, Mexico.......................      135,000   Leased         Manufacturing

Tianjin, China (2 facilities).............       72,000   Leased         Manufacturing
                                                 46,000   Leased

Taunton, Massachusetts....................       85,000   Leased         Engineering and
                                                                          manufacturing

Dunseith, North Dakota....................       45,000   Owned          Manufacturing
                                                 46,000   Leased

Chaska, Minnesota.........................       53,000   Leased         Manufacturing

Vadnais Heights, Minnesota................        6,000   Leased         Manufacturing
                                                                          Administration

Hortolandia, Brazil.......................       15,000   Leased         Manufacturing

Navan, Ireland............................       27,000   Leased         Manufacturing

Singapore.................................       20,000   Leased         Engineering and
                                                                          manufacturing
----------

<F1>
(1)  Property is pledged under a mortgage to a bank lender.

We believe our facilities are well maintained and suitable for their respective operations. We anticipate that as our business grows, we will need to acquire, lease or build additional facilities. We may encounter unforeseen difficulties, costs or delays in expanding our facilities.

ITEM 3.     LEGAL PROCEEDINGS

We are currently a defendant, along with several current and former officers and directors, in a consolidated putative class action captioned in re PEMSTAR Securities Litigation, alleging violations of Section 10(b) and Section 20(a) of the Securities Exchange Act of 1934 and Sections 11 and 12 of the Securities Act of 1933. The lawsuit is a consolidation of several lawsuits, the first of which was commenced in United States District Court for the District of Minnesota on July 24, 2002. The plaintiffs, several individual shareholders, allege, in essence, that the defendants defrauded our shareholders by making optimistic statements during a time when they should have known that business prospects were less promising and allege that the registration statement filed by us in connection with a secondary offering contained false, material misrepresentations. An Amended Consolidated Complaint was filed January 9, 2003. On August 23, 2002 and October 2, 2002 two different individual shareholders also commenced virtually identical shareholder derivative actions against us as nominal defendant and our Board. Those actions are currently pending in United States District Court for the District of Minnesota. The allegations in the derivative actions are based on many of the same facts that gave rise to the securities action. The lawsuit alleges that our Board breached its fiduciary duties. It is too early to predict the likelihood of prevailing on the various lawsuits described above. We believes the actions are wholly without merit and is vigorously defending against the claims.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 4A.    EXECUTIVE OFFICERS OF THE REGISTRANT

            Robert D. Ahmann, 47, is Executive Vice President--Industrial. He served as a director from August 1999 to May 2003. Mr. Ahmann has worked for us in various capacities since 1994. From 1977 to 1994 Mr. Ahmann was employed by IBM, where he held several engineering and management positions, including most recently as manager of test and process engineering for storage products. Mr. Ahmann holds a B.S.E.E. from North Dakota State University and a M.S.E.E. from the University of Minnesota.

     Roy A. Bauer, 57, is Executive Vice President--Worldwide Operations and served as the head of our US Operations since 2002. Prior to joining PEMSTAR, Mr. Bauer was employed by IBM for twenty-four years in various positions in manufacturing engineering, operations management, and quality management, most recently as Director of WW AS/400 System Quality and Customer Satisfaction. He led the IBM Rochester site effort in winning the Malcolm Baldrige National Quality Award in 1990. Mr. Bauer is currently serving on the Board of Directors of the University of Wisconsin Stout Foundation and in May of 2003 was named to the Panel of Judges of the Malcolm Baldrige National Quality Award Program. Mr. Bauer holds a B. S. in Industrial Technology and a Doctorate of Science from the University of Wisconsin - Stout.

     Allen J. Berning, 48, has served as our Chief Executive Officer, director and Chairman of our Board since the founding of Pemstar in 1994. Prior to founding Pemstar, Mr. Berning was employed by IBM for fifteen years, where he held several engineering and management positions in process engineering, manufacturing, cost engineering and resource planning, including most recently as Operations Manager for IBM's Rochester Storage Systems facility. Mr. Berning received a B.S.I.E. and an M.B.A. from St. Cloud State University. He is currently serving as board member and past chair of the Greater Rochester Area University Center. In 1999, Mr. Berning received the national Ernst & Young Entrepreneur of the Year Award.

     Larry R. Degen, 48, is a Vice President and has served as our Principal Accounting Officer since 2002. Prior to that, he served Pemstar as Corporate Controller since 1999. Mr. Degen was employed as Finance Director, North America by Capital Safety Company Ltd (formerly a division of BTP plc), a safety products manufacturer, from 1994 to 1999. Previously, he held various auditing services positions over 15 years with Ernst & Young. He holds a B.A. from St. John's University.

     Linda U. Feuss, 46, is an Executive Vice President and has served as our Vice President - General Counsel and Corporate Secretary since joining PEMSTAR in 2001. Prior to joining PEMSTAR, Ms. Feuss was with The Pillsbury Company, where she served as Vice President and General Counsel with responsibility for the Bakeries and Foodservice business, as well as the Information Technology and Operations functions. From 1983 to 1998, Ms. Feuss was with Siemens Corporation, most recently as Associate General Counsel, leading the regional legal department in Atlanta, and serving as general counsel and secretary for Siemens Energy & Automation, Inc. Ms. Feuss holds a J.D. from Emory University School of Law and a B.A. from Colgate University.

     Bret A. Herscher, 45, is Executive Vice President--Research & Development, responsible for worldwide product development, technology and research centers. Previously, Dr. Herscher served as President and Chief Executive Officer of Pemstar Pacific Consultants Inc. (a wholly-owned subsidiary of Pemstar Inc.), which he founded in 1996 and which was acquired by Pemstar Inc. in 2001. Dr. Herscher has held a variety of engineering management positions in the high technology industry. He holds 12 U.S. and international patents. He was educated at Cambridge University in England, earning a M.A. in Mathematics and Electrical Sciences and a Ph.D. in Electronic Engineering.

     Gregory S. Lea, 50, is an Executive Vice President and our Chief Financial Officer and has been a director of Pemstar since April 2001. From 1993 to April 2002, Mr. Lea served as a corporate Vice President for Jostens Corporation, a commemorative and affiliation products manufacturer, serving most recently as corporate Vice President--Business Ventures. From 1993 to 1999, Mr. Lea held two other corporate vice presidency positions at Jostens Corporation. From 1974 to 1993, Mr. Lea was employed by IBM Corporation, where he held several management and administrative positions. From 1981 to 1993, Mr. Lea was President and a member of the Board of Directors of the Ability Building Center, Inc. Mr. Lea holds a B.S. in accounting/business management from Minnesota State University, Mankato.

                                    PART II.

ITEM 5.     MARKET FOR PEMSTAR'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

Market Information

     The information required by this item is incorporated by reference from the information under the caption "Market Information" contained on page 39 of our 2003 Annual Report to Shareholders delivered to our shareholders on or about June 30, 2003, (the "Annual Report"), which is attached hereto as Exhibit 13.1.

Holders

     As of June 25, 2003, our common stock was held by approximately 1,056 shareholders of record and was selling at $4.44 per share.

Dividends

     The information required by this item is incorporated by reference from the information under the caption "Dividends" contained on page 39 of our Annual Report, which is attached hereto as Exhibit 13.1.

Equity Compensation Plan Information

     The information required by this item is incorporated by reference from the information under the caption "Equity Compensation Plan Information" contained on pages 11 through 12 of the Proxy Statement.

ITEM 6.     SELECTED FINANCIAL DATA

     The information required by this item is incorporated by reference from the information under the caption "Summary of Consolidated Financial Data" on pages 10 through 11 of our Annual Report, which is attached hereto as Exhibit 13.1.

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

     The information required by this item is incorporated by reference from the information under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 12 through 19 of our Annual Report, which is attached hereto as Exhibit 13.1.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The information required by this item is incorporated by reference from the information under the sub-heading "Quantitative and Qualitative Disclosures About Market Risk" under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 17 through 18 of our Annual Report, which is attached hereto as Exhibit 13.1.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by this item concerning financial statements is incorporated by reference from the information contained on pages 20 through 36 of our Annual Report, which is attached hereto as Exhibit 13.1. The information required by this item concerning supplementary financial information is incorporated by reference from the information on page 38 of our Annual Report under the caption "Quarterly Results of Operations(Unaudited)", which is attached hereto as Exhibit 13.1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

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

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item regarding security ownership of certain beneficial owners and management is incorporated by reference from the information under the caption "Security Ownership of Certain Beneficial Owners and Management" on pages 2 through 3 of the Proxy Statement. The information required by this item regarding securities authorized for issuance under equity compensation plans is incorporated by reference from the information under the caption "Equity Compensation Plan Information" contained on pages 11 through 12 of the Proxy Statement.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is incorporated by reference from the information under the caption "Certain Relationships and Related Transactions" on page 14 of the Proxy Statement.

ITEM 14.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

Our chief executive officer and our chief financial officer, after evaluating the effectiveness of our disclosure controls and procedures as of a date (the "Evaluation Date") within 90 days before the filing date of this annual report, have concluded that, as of the Evaluation Date, our disclosure controls and procedures were adequate and designed to ensure that material information relating to us would be made known to them by others within Pemstar.

Changes in Internal Controls.

There were no significant changes in our controls or in other factors that could significantly affect our disclosure controls and procedures subsequent to the date of our most recent evaluation.

PART IV.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) Financial Statements

       The following consolidated financial statements of Pemstar Inc. and subsidiaries and the Independent Auditors' Report thereon, included in
        Part II, Item 8, hereof:

            Report of Independent Auditors

            Consolidated Balance Sheets -- March 31, 2003 and March 31, 2002

            Consolidated Statements of Operations -- Years ended March 31, 2003,
             March 31, 2002 and March 31, 2001

            Consolidated Statement of Shareholders' Equity -- Years ended March
             31, 2003, March 31, 2002 and March 31, 2001

            Consolidated Statements of Cash Flows -- Years ended March 31, 2002,
             March 31, 2001 and March 31, 2000

            Notes to Consolidated Financial Statements

(a)(2) Financial Statement Schedules

       The consolidated financial statement schedule of Pemstar Inc. and subsidiaries, required to be filed as part of this Form 10-K are listed below and is included at the end of this Report.

       Schedule II - Valuation and Qualifying Accounts - Years ended March 31, 2003, March 31, 2002 and March 31, 2001

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

4.1 Form of Promissory Note (incorporated by reference to Exhibit 10.6 to the Company's Registration Statement on Form S-1 (File No. 333-37162)).

4.2 Form of Certificate of Common Stock of the Company (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-1 (File No. 333-37162)).

4.3 Rights Agreement, dated as of August 11, 2000, between the Company and Wells Fargo Bank, N.A., as Rights Agent (incorporated by reference to
       Exhibit 4.2 to the Company's Registration Statement on Form S-3 (File No. 333- 75284)).

4.4 Amended and Restated Rights Agreement Amendment by and between the Company and Wells Fargo Bank Minnesota, N.A. dated May 8, 2002 (incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form 8-A/A filed on July 29, 2002).

4.5 Form of Indenture relating to Senior Debt Securities (incorporated by reference to Exhibit 4.7 to the Company's Registration Statement on Form S-3 (File No. 333-75284)).

4.6 Form of Indenture relating to Subordinated Debt Securities (incorporated by reference to Exhibit 4.8 to the

       Company's Registration Statement on Form S-3 (File No. 333-75284)).

4.7 Form of Initial Notes (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on May 6, 2002).

4.8 Form of Warrants (incorporated by reference to Exhibit 4.4 to the Company's Current Report on Form 8-K filed on May 6, 2002).

4.9 Warrant dated May 10, 2002 to Smithfield Fiduciary LLC (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on May 13, 2002).

4.10 Warrant dated May 10, 2002 to Citadel Equity Fund Ltd. (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed on May 13, 2002).

4.11 The Company agrees to furnish supplementally to the Securities and Exchange Commission upon request a copy of any instrument defining the rights of holders of long-term debt not being filed as an exhibit in reliance on Item 601(b)(4)(iii)(A) of Regulation S-K.

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

10.5 Fourth Amendment between the Company and the U.S. Bank National Association dated June 27, 2002, to the Loan and Security Agreement with U.S. Bank National Association dated June 28, 2001, as amended on December 20, 2001, March 25, 2002 and May 3, 2002 (incorporated by reference to exhibit 10.1 to the Company's Current Report on Form 10-Q for the quarter ended June 30, 2002 (File No. 000-31223).

10.6 Fifth Amendment between the Company and U.S. Bank National Association dated January 29, 2003, to the Loan and Security Agreement with U.S. Bank National Association dated June 28, 2001, as amended on December 20, 2001, March 25, 2002, May 3, 2002, and June 27, 2002 (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2002).

10.7 Sixth Amendment between the Company and U.S. Bank National Association dated January 29, 2003, to the Loan and Security Agreement with U.S. Bank National Association dated June 28, 2001, as amended on December 20, 2001, March 25, 2002, May 3, 2002, June 27, 2002 and January 29, 2003
       (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2002).

10.8 Waiver from U.S. Bank National Association dated February 13, 2002 (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed on May 5, 2002).

10.9 Amended and Restated Revolving Credit Agreement, dated as of June 29, 2001, by and among IBM Credit Corporation, the Company and Turtle Mountain Corporation (incorporated by reference to Exhibit 10.(i) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 (File No. 000-31223)).

10.10 Acknowledgment, Waiver and Amendment between the Company, Turtle Mountain Corporation, Pemstar Pacific Consultants Inc. and IBM Credit Corporation dated February 14, 2002, to the Amended and Restated Revolving Credit Agreement dated June 29, 2001 (incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K filed on May 5, 2002).

10.11 Acknowledgment, Waiver #2 and Amendment between the Company, Turtle Mountain Corporation, Pemstar Pacific Consultants Inc. and IBM Credit Corporation dated March 29, 2002, to the Amended and Restated Revolving Credit Agreement dated June 29, 2001, as amended on February 14, 2002 (incorporated by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K filed on May 6, 2002).

10.12 Amendment No. 3 to Amended and Restated Revolving Credit Agreement between the Company, Turtle Mountain Corporation, Pemstar Pacific Consultants Inc. and IBM Credit Corporation dated May 3, 2002, to the Amended and Restated Revolving Credit Agreement dated June 29, 2001, as amended on February 14, 2002 and March 29, 2002 (incorporated by reference to Exhibit 10.7 to the Company's Current Report on Form 8-K filed on May 6, 2002).

10.13 Consent Letters from IBM Credit Corporation dated April 12, 2002, April 19, 2002, April 30, 2002 and May 3, 2002 (two letters) (incorporated by reference to Exhibit 10.8 to the Company's Current Report on Form 8-K filed on May 6, 2002).

10.14 Amendment No. 4 to the Amended and Restated Revolving Credit Agreement between the Company, Turtle Mountain Corporation, Pemstar Pacific Consultants Inc. and IBM Credit Corporation dated May 10, 2002, to the Amended and Restated Revolving Credit Agreement dated June 29, 2001, as amended on February 14, 2002, March 29, 2002 and May 3, 2002 (incorporated by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K filed on May 13, 2002).

10.15 Amendment No. 5 to the Amended and Restated Revolving Credit Agreement between the Company, Turtle Mountain Corporation, Pemstar Pacific Consultants Inc. and IBM Credit Corporation dated June 27, 2002, to the Amended and Restated Revolving Credit Agreement dated June 29, 2001, as amended February 14, 2002, March 29, 2002, May 3, 2002 and May 10, 2002 (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (File No. 000-31223).

10.16 Amendment No. 6 to the Amended and Restated Revolving Credit Agreement between the Company, Turtle Mountain Corporation, Pemstar Pacific Consultants Inc. and IBM Credit Corporation dated June 28, 2002, to the Amended and Restated Revolving Credit Agreement dated June 29, 2001, as amended on February 14, 2002, March 29, 2002, May 3, 2002, May 10, 2002
       and June 27, 2002 (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (File No. 000-31223).

10.17 Amendment No. 7 to the Amended and Restated Revolving Credit Agreement between the Company, Turtle Mountain Corporation, Pemstar Pacific Consultants Inc. and IBM Credit Corporation dated August 14, 2002, to the Amended and Restated Revolving Credit Agreement dated June 29, 2001, as amended on February 14, 2002, March 29, 2002, May 3, 2002, May 10, 2002,
       June 27, 2002, and June 28, 2002 (incorporated by reference to Exhibit
       10.1 to the Company's Form 8-K filed August 16, 2002).

10.18 Amendment No. 8 to the Amended and Restated Revolving Credit Agreement between the Company, Turtle Mountain Corporation, Pemstar Pacific Consultants Inc. and IBM Credit Corporation effective September 27, 2002, to the Amended and Restated Revolving Credit Agreement dated June 29, 2001, as amended on February 14, 2002, March 29, 2002, May 3, 2002, May 10, 2002, June 27, 2002, and August 14, 2002 (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).

10.19 Amendment No. 9 to the Amended and Restated Revolving Credit Agreement between the Company, Turtle Mountain Corporation, Pemstar Pacific Consultants Inc. and IBM Credit LLC dated January 27, 2003, to the Amended and Restated Revolving Credit Agreement dated June 29, 2001, as amended on February 14, 2002, March 29, 2002, May 3, 2002, May 10, 2002,
       June 27, 2002, June 28, 2002, and August 14, 2002 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2002).

10.20 Amendment No. 10 to the Amended and Restated Revolving Credit Agreement between the Company, Turtle Mountain Corporation, Pemstar Pacific Consultants Inc. and IBM Credit LLC dated January 29, 2003, to the Amended and Restated Revolving Credit Agreement dated June 29, 2001, as amended on February 14, 2002, March 29, 2002, May 3, 2002, May 10, 2002,
       June 27, 2002, June 28, 2002, August 14, 2002, and January 27, 2003
       (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2002).

10.21 Loan Agreement, dated June 27, 2002, by and between the Pemstar (Thailand) Limited and Thai Farmers Bank Public Company Limited and related Guarantee Agreement by Pemstar Inc., dated June 25, 2002 (incorporated by reference to Exhibit 10.4 in the Company's Quarterly Report on Form 10-Q for the period ending June 30, 2002 (File No. 000-31223).

10.22 Purchase Agreement by and among the Company, Smithfield Fiduciary LLC and Citadel Equity Fund Ltd. dated May 3, 2002 (incorporated by reference to
       Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 6,
       2002).

10.23 Registration Rights Agreement by and among the Company, Smithfield Fiduciary LLC and Citadel Equity Fund Ltd. dated May 3, 2002 (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on May 6, 2002).

10.24 Registration Rights Agreement by and among the Company, Smithfield Fiduciary LLC and Citadel Equity Fund Ltd. dated May 10, 2002 (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on May 13, 2002).

10.25 Letter Agreement by and among the Company, Smithfield Fiduciary LLC and Citadel Equity Fund Ltd. dated May 8, 2002 (incorporated by reference to
       Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 13,
       2002).

10.26 Letter Agreement by and among the Company, Smithfield Fiduciary LLC and Citadel Equity Fund Ltd. dated May 10, 2002 (incorporated by reference to
       Exhibit 10.5 to the Company's Current Report on Form 8-K filed on May 13,
       2002).

10.27 Amendment and Termination Agreement by and among the Company, Smithfield Fiduciary LLC and Citadel Equity Fund Ltd. (incorporated by reference to
       Exhibit 10.1 to the Company's Current Report on Form 8-K filed on July 19, 2002).

10.28 Supplementary Contract, dated March 24, 2000, between Pemstar (Tianjin) Enterprise Co. Ltd. and Tianjin Yat-Sen Scientific-Industrial Park International, Inc. (incorporated by reference to Exhibit 10.17 to the Company's Registration Statement on Form S-1 (File No. 333-37162)).

10.29  Form of Change in Control Agreement (incorporated by reference to Exhibit
       10.4 to the Company's Registration Statement on Form S-1 (File No. 333-37162)).*

10.30 First Amended and Restated Investor Rights Agreement, dated as of June 7, 1999 between the Company and certain shareholders (incorporated by reference to Exhibit 10.10 to the Company's Registration Statement on Form S-1 (File No. 333-37162)).

10.31  Pemstar Inc. 1994 Stock Option Plan (incorporated by reference to Exhibit
       10.12 to the Company's Registration Statement on Form S-1 (File No. 333-37162)).*

10.32  Pemstar Inc. 1995 Stock Option Plan (incorporated by reference to Exhibit
       10.13 to the Company's Registration Statement on Form S-1 (File No. 333-37162)).*

10.33  Pemstar Inc. 1997 Stock Option Plan (incorporated by reference to Exhibit
       10.14 to the Company's Registration Statement on Form S-1 (File No. 333-37162)).*

10.34 Pemstar Inc. Amended and Restated 1999 Stock Option Plan (incorporated by reference to Exhibit 10.15 to the Company's Registration Statement on Form S-1 (File No. 333-37162)).*

10.35  Pemstar Inc. 2000 Stock Option Plan (incorporated by reference to Exhibit
       10.16 to the Company's Registration Statement on Form S-1 (File No. 333-37162)).*

10.36 Pemstar, Inc. 2000 Employee Stock Purchase Plan, as amended (incorporated by reference to Exhibit 10.6 in the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2002).

10.37  Pemstar, Inc. 2002 Stock Option Plan (incorporated by reference to
       Exhibit 10.7 in the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2002).

10.38 Lease, dated June 29, 1998, between the Company and Leslie E. Nelson as Trustee of the Leslie E. Nelson Revocable Trust dated December 20, 1994, as amended (incorporated by reference to Exhibit 10.19 to the Company's Registration Statement on Form S-1 (File No. 333-37162)).

10.39 Sub-Lease Agreement, dated February 3, 1999, between Hongguan Technologies (S) Pte. Ltd. and Pemstar-Hongguan Pte. Ltd. (incorporated by reference to Exhibit 10.20 to the Company's Registration Statement on Form S-1 (File No. 333-37162)).

10.40 Lease Agreement dated September 30, 1998, between Guadalajara Industrial Technologico, S.A. de C.V. and Pemstar de Mexico S.A. de C.V. (incorporated by reference to Exhibit 10.21 to the Company's Registration Statement on Form S-1 (File No. 333-37162)).

10.41 Sublease for Office Premises, dated May 1, 1999, between Pemstar B.V. and Fluke Industrial B.V. and Lease Agreement for Office Premises dated July 11, 1997 between Fortress Beheer I B.V. & Garden End Building B.V. and Fluke Industrial B.V. (incorporated by reference to Exhibit 10.22 to the Company's Registration Statement on Form S-1 (File No. 333-37162)).

10.42 Sublease Assignment Agreement dated June 8, 1999 between the Company and Bell Microproducts, Inc. (incorporated by reference to Exhibit 10.23 to the Company's Registration Statement on Form S-1 (File No.

       333-37162)).

10.43 Land and Factory Lease Agreement dated April 27, 2000 between the Company and Thai Factory Development Public Company Limited (incorporated by reference to Exhibit 10(ii) to the Company's Quarterly Report on Form 10-Q for the period ending September 30, 2000 (File No. 000-31223)).

10.44 Lease Agreement dated August, 2000 between Pemstar De Mexico, S.A. de C.V. and Guadalajara Industrial Tecnologico, S.A. de C.V. (incorporated by reference to Exhibit 10(iv) to the Company's Quarterly Report on Form 10-Q for the period ending September 30, 2000 (File No. 000-31223)).

10.45 Rental Agreement dated September 28, 2000 between Pemstar B.V. and GE Capital B.V. (incorporated by reference to Exhibit 10(v) to the Company's Quarterly Report on Form 10-Q for the period ending September 30, 2000 (File No. 000-31223)).

10.46 Multi-Tenant Industrial Triple Net Lease dated March 12, 2000 between the Company and Senter Road, LLC (incorporated by reference to Exhibit 10(vi) to the Company's Quarterly Report on Form 10-Q for the period ending September 30, 2000 (File No. 000-31223)).

10.47 Lease Agreement, dated April 22, 1981, between the City of Dunseith, North Dakota and Turtle Mountain Corporation (incorporated by reference to Exhibit 10.37 to the Company's Registration Statement on Form S-1 (File No. 333-60832)).

10.48 Lease Agreement dated April 30, 2001, between the Company and James F. Matthews and Judith Matthews (incorporated by reference to Exhibit 10.33 to the Company's Registration Statement on Form S-1 (File No. 333-60832)).

10.49 Lease Agreement, dated September 15, 2000, between Pemstar (Tianjin) Enterprise Co. Ltd. and Tianjin Yat-Sen Scientific Industrial Park International, Inc.(incorporated by reference to Exhibit 10.35 to the Company's Registration Statement on Form S-1 (File No. 333-60832)).

10.50 Lease Agreement, dated 5 April 2001, between Derraglen Trading Limited, Pemstar Ireland Limited and the Company (incorporated by reference to Exhibit 10(iii) to the Company's Quarterly Report on Form 10-Q for the period ending June 30, 2001 (File No. 000-31223)).

10.51 Asset Purchase Agreement dated as of May 7, 2001, between the Company, U.S. Assemblies New England, Inc., MATCO Electronics Group, Inc. and James F. Matthews (incorporated by reference to Exhibit 10.34 to the Company's Registration Statement on Form S-1 (File No. 333-60832)).

10.52 Agreement and Plan of Merger among the Company, Pebble Acquisition Corporation and Pacific Consultants LLC, dated August 10, 2001 (incorporated by reference to Exhibit 10(i) to the Company's Quarterly Report on Form 10-Q for the period ending September 30, 2001 (File No. 000-31223)).

10.53 Asset Purchase Agreement dated as of April 30, 1999, by and between the Company and Bell Microproducts, Inc. (incorporated by reference to
       Exhibit 10.2 to the Company's Registration Statement on Form S-1 (File No. 333-37162)).

10.54 Loan and Security Agreement between the Company, Turtle Mountain Corporation, Pemstar Pacific Consultants Inc. and Gentlelife, Inc., Congress Financial Corporation and Fleet Capital Corporation dated April 25, 2003 (incorporate by reference to Exhibit 4.1 to the Company's Report on Form 8-K dated April 28, 2003 (File No. 000-31223))

10.55 Amendment No. 1 to Loan and Security Agreement, dated as of April 25, 2003, between the Company, Turtle Mountain Corporation, Pemstar Pacific Consultants Inc. and Gentlelife, Inc., Congress Financial Corporation and Fleet Capital Corporation dated April 25, 2003 (incorporate by reference to Exhibit 4.2 to the Company's Report on Form 8-K dated April 28, 2003 (File No. 000-31223)).

10.56 Lease agreement between Company and PEM (MN) QRS 15-39, INC., a Delaware corporation, dated March 28, 2003 (incorporate by reference to Exhibit
       4.3 to the Company's Report on Form 8-K dated April 28, 2003 (File No. 000-31223))

12.1   Computation of Ratio of Earnings to Fixed Charges.

13.1 Portions of the 2003 Annual Report to Shareholders incorporated by reference herein.

21.1   Subsidiaries of the Company.

23.1   Consent of Ernst & Young LLP.

24.1   Power of Attorney (included on signature page).

99.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section

       906 of the Sarbanes-Oxley Act of 2002.

99.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.3   Risk Factors Relating to Pemstar's Business.

----------
* Management contract or compensatory plan or arrangement required to be filed as an exhibit to Form 10-K pursuant to Item 15(c) of this Report.

(b)    Reports on Form 8-K

       No Current Reports on Form 8-K were filed during the quarter ended March 31, 2003. On May 5, 2003, we filed a Current Report on Form 8-K in connection with i) filing Loan and Security Agreement between the Company, Turtle Mountain Corporation, Pemstar Pacific Consultants Inc. and Gentlelife, Inc., Congress Financial Corporation and Fleet Capital Corporation dated April 25, 2003, together with Amendment No. 1 of such agreement and ii) filing Lease Agreement between Company and PEM(MN) QRS 15-39, INC., a Delaware corporation dated March 28, 2003. We filed a second Current Report on Form 8-K on May 7, 2003, including the earnings release condensed financial statement for the quarter ended March 31, 2003.

(c)    Exhibits

       See Exhibit Index and Exhibits attached to this Report.

(d)    Financial Statement Schedules

       See Financial Statement Schedule included at the end of this Report.

                                   Signatures
                                   ----------

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Rochester, State of Minnesota.

                                            PEMSTAR INC.


Date:     July 10,2003                      By:    /s/  Allen J. Berning
     ---------------------                     ---------------------------------
                                                       Allen J. Berning
                                                 Chairman and Chief Executive
                                                          Officer


       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated. KNOW ALL PERSONS BY THESE PRESENTS, that each director whose signature appears below hereby constitutes and appoints Linda U. Feuss and Greg S. Lea, and each of them, as their true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities to sign the Annual Report on Form 10-K of Pemstar Inc. for the 12 months ended March 31, 2003, and any and all amendments to such Annual report on Form 10-K and to file same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange, granting unto said attorneys-in-fact and agents, full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or the substitutes for such attorney-in-fact and agent, may lawfully do or cause to be done by virtue hereof.

           Signature                          Title                     Date
--------------------------------   ----------------------------  ---------------

By:  /s/  Allen J. Berning         Chairman, Chief Executive       July 10, 2003
                                   Officer and Director
   -----------------------------   (principal executive officer)   -------------
        Allen J. Berning

By:    /s/  Greg S. Lea            Chief Financial Officer and
                                   Director                        July 10, 2003
   -----------------------------   (principal financial officer)   -------------
          Greg S. Lea

By:  /s/  Thomas A. Burton                                         June 30, 2003
   -----------------------------   Director                        -------------
        Thomas A. Burton

By: /s/  Kenneth E. Hendrickson                                    June 27, 2003
   -----------------------------   Director                        -------------
       Kenneth E. Hendrickson

By:     /s/  Bruce M. Jaffe                                        June 30, 2003
   -----------------------------   Director                        -------------
           Bruce M. Jaffe

By:
   -----------------------------   Director                        -------------
            Wolf Michel

By:    /s/  Michael Odrich                                         June 30, 2003
   -----------------------------   Director                        -------------
          Michael Odrich

By:     /s/  Larry R. Degen        Vice President, Principal
                                   Accounting Officer              July 10, 2003
   -----------------------------   (principal accounting officer)  -------------
           Larry R. Degen

CERTIFICATIONS

I, Allen J. Berning, certify that:

       1.  I have reviewed this annual report on Form 10-K of Pemstar Inc.;

       2. Based on my knowledge, this annual report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

       3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

       4. The registrant's other certifying officers, and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

               a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

               b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date") ; and

               c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

       5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

               a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

               b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

       6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  July 10, 2003


By:  /s/  Allen J. Berning
   --------------------------
       Allen J. Berning
     Chief Executive Officer

I, Greg S. Lea, certify that:

       1.  I have reviewed this annual report on Form 10-K of Pemstar Inc.;

       2. Based on my knowledge, this annual report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

       3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

       4. The registrant's other certifying officers, and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

               a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

               b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

               c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

       5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

               a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

               b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

       6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  July 10, 2003


By:     /s/  Greg S. Lea
   --------------------------
          Greg S. Lea
    Chief Financial Officer

Schedule II--Valuation and Qualifying Accounts

Pemstar Inc.

                Col. A.                             Col. B                  Col. C                 Col. D          Col. E
-------------------------------------------      ------------    ----------------------------    ----------      ----------
(Amounts in thousands)                                                   Additions
                                                                 ----------------------------
                                                                                  Charged to
                                                  Balance at      Charged to         Other                       Balance at
                                                  Beginning       Costs and       Accounts--     Deductions        End of
Description                                       of Period        Expenses       Described      Described         Period
-------------------------------------------      ------------    ------------    ------------    ----------      ----------
YEAR ENDED MARCH 31, 2003
Reserve and allowances deducted from
 accounts:
   Allowance for uncollectible accounts          $      8,724    $      2,214    $         --    $    7,455(1)   $    3,483
   Allowance for inventory obsolescence                 6,676           8,055              --         9,350(2)        5,381
   Allowance for deferred tax assets                   26,962           8,553              --            --          35,515
YEAR ENDED MARCH 31, 2002
Reserve and allowances deducted from
 accounts:
   Allowance for uncollectible accounts                 1,234           8,228              --           738(1)        8,724
   Allowance for inventory obsolescence                 2,154           5,440              --           918(2)        6,676
   Allowance for deferred tax assets                       --          26,962              --            --          26,962
YEAR ENDED MARCH 31, 2001
Reserve and allowances deducted from
 accounts:
   Allowance for uncollectible accounts                   553             696              --            15(1)        1,234
   Allowance for inventory obsolescence                   573           1,747              --           166(2)        2,154

----------

<F1>
(1)  Write-off of accounts receivable determined to be uncollectible.
<F2>
(2)  Disposal of obsolete inventories.

EXHIBIT INDEX

Exhibit No.
----------

3.1 Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-3 (File No. 333-75284)).

3.2 Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-1 (File No. 333-37162)).

4.1 Form of Promissory Note (incorporated by reference to Exhibit 10.6 to the Company's Registration Statement on Form S-1 (File No. 333-37162)).

4.2 Form of Certificate of Common Stock of the Company (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-1 (File No. 333-37162)).

4.3 Rights Agreement, dated as of August 11, 2000, between the Company and Wells Fargo Bank, N.A., as Rights Agent (incorporated by reference to
       Exhibit 4.2 to the Company's Registration Statement on Form S-3 (File No. 333- 75284)).

4.4 Amended and Restated Rights Agreement Amendment by and between the Company and Wells Fargo Bank Minnesota, N.A. dated May 8, 2002 (incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form 8-A/A filed on July 29, 2002).

4.5 Form of Indenture relating to Senior Debt Securities (incorporated by reference to Exhibit 4.7 to the Company's Registration Statement on Form S-3 (File No. 333-75284)).

4.6 Form of Indenture relating to Subordinated Debt Securities (incorporated by reference to Exhibit 4.8 to the Company's Registration Statement on Form S-3 (File No. 333-75284)).

4.7 Form of Initial Notes (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on May 6, 2002).

4.8 Form of Warrants (incorporated by reference to Exhibit 4.4 to the Company's Current Report on Form 8-K filed on May 6, 2002).

4.9 Warrant dated May 10, 2002 to Smithfield Fiduciary LLC (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on May 13, 2002).

4.10 Warrant dated May 10, 2002 to Citadel Equity Fund Ltd. (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed on May 13, 2002).

4.11 The Company agrees to furnish supplementally to the Securities and Exchange Commission upon request a copy of any instrument defining the rights of holders of long-term debt not being filed as an exhibit in reliance on Item 601(b)(4)(iii)(A) of Regulation S-K.

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

10.5 Fourth Amendment between the Company and the U.S. Bank National Association dated June 27, 2002, to the Loan and Security Agreement with U.S. Bank National Association dated June 28, 2001, as amended on December 20, 2001, March 25, 2002 and May 3, 2002 (incorporated by reference to exhibit 10.1 to the Company's Current Report on Form 10-Q for the quarter ended June 30, 2002 (File No. 000-31223).

10.6 Fifth Amendment between the Company and U.S. Bank National Association dated January 29, 2003, to the Loan and Security Agreement with U.S. Bank National Association dated June 28, 2001, as amended on

       December 20, 2001, March 25, 2002, May 3, 2002, and June 27, 2002
       (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2002).

10.7 Sixth Amendment between the Company and U.S. Bank National Association dated January 29, 2003, to the Loan and Security Agreement with U.S. Bank National Association dated June 28, 2001, as amended on December 20, 2001, March 25, 2002, May 3, 2002, June 27, 2002 and January 29, 2003
       (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2002).

10.8 Waiver from U.S. Bank National Association dated February 13, 2002 (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed on May 5, 2002).

10.9 Amended and Restated Revolving Credit Agreement, dated as of June 29, 2001, by and among IBM Credit Corporation, the Company and Turtle Mountain Corporation (incorporated by reference to Exhibit 10.(i) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 (File No. 000-31223)).

10.10 Acknowledgment, Waiver and Amendment between the Company, Turtle Mountain Corporation, Pemstar Pacific Consultants Inc. and IBM Credit Corporation dated February 14, 2002, to the Amended and Restated Revolving Credit Agreement dated June 29, 2001 (incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K filed on May 5, 2002).

10.11 Acknowledgment, Waiver #2 and Amendment between the Company, Turtle Mountain Corporation, Pemstar Pacific Consultants Inc. and IBM Credit Corporation dated March 29, 2002, to the Amended and Restated Revolving Credit Agreement dated June 29, 2001, as amended on February 14, 2002 (incorporated by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K filed on May 6, 2002).

10.12 Amendment No. 3 to Amended and Restated Revolving Credit Agreement between the Company, Turtle Mountain Corporation, Pemstar Pacific Consultants Inc. and IBM Credit Corporation dated May 3, 2002, to the Amended and Restated Revolving Credit Agreement dated June 29, 2001, as amended on February 14, 2002 and March 29, 2002 (incorporated by reference to Exhibit 10.7 to the Company's Current Report on Form 8-K filed on May 6, 2002).

10.13 Consent Letters from IBM Credit Corporation dated April 12, 2002, April 19, 2002, April 30, 2002 and May 3, 2002 (two letters) (incorporated by reference to Exhibit 10.8 to the Company's Current Report on Form 8-K filed on May 6, 2002).

10.14 Amendment No. 4 to the Amended and Restated Revolving Credit Agreement between the Company, Turtle Mountain Corporation, Pemstar Pacific Consultants Inc. and IBM Credit Corporation dated May 10, 2002, to the Amended and Restated Revolving Credit Agreement dated June 29, 2001, as amended on February 14, 2002, March 29, 2002 and May 3, 2002 (incorporated by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K filed on May 13, 2002).

10.15 Amendment No. 5 to the Amended and Restated Revolving Credit Agreement between the Company, Turtle Mountain Corporation, Pemstar Pacific Consultants Inc. and IBM Credit Corporation dated June 27, 2002, to the Amended and Restated Revolving Credit Agreement dated June 29, 2001, as amended February 14, 2002, March 29, 2002, May 3, 2002 and May 10, 2002 (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (File No. 000-31223).

10.16 Amendment No. 6 to the Amended and Restated Revolving Credit Agreement between the Company, Turtle Mountain Corporation, Pemstar Pacific Consultants Inc. and IBM Credit Corporation dated June 28, 2002, to the Amended and Restated Revolving Credit Agreement dated June 29, 2001, as amended on February 14, 2002, March 29, 2002, May 3, 2002, May 10, 2002
       and June 27, 2002 (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (File No. 000-31223).

10.17 Amendment No. 7 to the Amended and Restated Revolving Credit Agreement between the Company, Turtle Mountain Corporation, Pemstar Pacific Consultants Inc. and IBM Credit Corporation dated August 14, 2002, to the Amended and Restated Revolving Credit Agreement dated June 29, 2001, as amended on February 14, 2002, March 29, 2002, May 3, 2002, May 10, 2002,
       June 27, 2002, and June 28, 2002 (incorporated by reference to Exhibit
       10.1 to the Company's Form 8-K filed August 16, 2002).

10.18 Amendment No. 8 to the Amended and Restated Revolving Credit Agreement between the Company, Turtle Mountain Corporation, Pemstar Pacific Consultants Inc. and IBM Credit Corporation effective September 27, 2002, to the Amended and Restated Revolving Credit Agreement dated June 29, 2001, as amended on February 14, 2002, March 29, 2002, May 3, 2002, May 10, 2002, June 27, 2002, and August 14, 2002 (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).

10.19 Amendment No. 9 to the Amended and Restated Revolving Credit Agreement between the Company, Turtle Mountain Corporation, Pemstar Pacific Consultants Inc. and IBM Credit LLC dated January 27, 2003, to the Amended and Restated Revolving Credit Agreement dated June 29, 2001, as amended on February 14, 2002, March 29, 2002, May 3, 2002, May 10, 2002,
       June 27, 2002, June 28, 2002, and August 14, 2002 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2002).

10.20 Amendment No. 10 to the Amended and Restated Revolving Credit Agreement between the Company, Turtle Mountain Corporation, Pemstar Pacific Consultants Inc. and IBM Credit LLC dated January 29, 2003, to the Amended and Restated Revolving Credit Agreement dated June 29, 2001, as amended on February 14, 2002, March 29, 2002, May 3, 2002, May 10, 2002,
       June 27, 2002, June 28, 2002, August 14, 2002, and January 27, 2003
       (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2002).

10.21 Loan Agreement, dated June 27, 2002, by and between the Pemstar (Thailand) Limited and Thai Farmers Bank Public Company Limited and related Guarantee Agreement by Pemstar Inc., dated June 25, 2002 (incorporated by reference to Exhibit 10.4 in the Company's Quarterly Report on Form 10-Q for the period ending June 30, 2002 (File No. 000-31223).

10.22 Purchase Agreement by and among the Company, Smithfield Fiduciary LLC and Citadel Equity Fund Ltd. dated May 3, 2002 (incorporated by reference to
       Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 6,
       2002).

10.23 Registration Rights Agreement by and among the Company, Smithfield Fiduciary LLC and Citadel Equity Fund Ltd. dated May 3, 2002 (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on May 6, 2002).

10.24 Registration Rights Agreement by and among the Company, Smithfield Fiduciary LLC and Citadel Equity Fund Ltd. dated May 10, 2002 (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on May 13, 2002).

10.25 Letter Agreement by and among the Company, Smithfield Fiduciary LLC and Citadel Equity Fund Ltd. dated May 8, 2002 (incorporated by reference to
       Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 13,
       2002).

10.26 Letter Agreement by and among the Company, Smithfield Fiduciary LLC and Citadel Equity Fund Ltd. dated May 10, 2002 (incorporated by reference to
       Exhibit 10.5 to the Company's Current Report on Form 8-K filed on May 13,
       2002).

10.27 Amendment and Termination Agreement by and among the Company, Smithfield Fiduciary LLC and Citadel Equity Fund Ltd. (incorporated by reference to
       Exhibit 10.1 to the Company's Current Report on Form 8-K filed on July 19, 2002).

10.28 Supplementary Contract, dated March 24, 2000, between Pemstar (Tianjin) Enterprise Co. Ltd. and Tianjin Yat-Sen Scientific-Industrial Park International, Inc. (incorporated by reference to Exhibit 10.17 to the Company's Registration Statement on Form S-1 (File No. 333-37162)).

10.29  Form of Change in Control Agreement (incorporated by reference to Exhibit
       10.4 to the Company's Registration Statement on Form S-1 (File No. 333-37162)).

10.30 First Amended and Restated Investor Rights Agreement, dated as of June 7, 1999 between the Company and certain shareholders (incorporated by reference to Exhibit 10.10 to the Company's Registration Statement on Form S-1 (File No. 333-37162)).

10.31  Pemstar Inc. 1994 Stock Option Plan (incorporated by reference to Exhibit
       10.12 to the Company's Registration Statement on Form S-1 (File No. 333-37162)).

10.32  Pemstar Inc. 1995 Stock Option Plan (incorporated by reference to Exhibit
       10.13 to the Company's Registration Statement on Form S-1 (File No. 333-37162)).

10.33  Pemstar Inc. 1997 Stock Option Plan (incorporated by reference to Exhibit
       10.14 to the Company's Registration Statement on Form S-1 (File No. 333-37162)).

10.34 Pemstar Inc. Amended and Restated 1999 Stock Option Plan (incorporated by reference to Exhibit 10.15 to the Company's Registration Statement on Form S-1 (File No. 333-37162)).

10.35  Pemstar Inc. 2000 Stock Option Plan (incorporated by reference to Exhibit
       10.16 to the Company's

       Registration Statement on Form S-1 (File No. 333-37162)).

10.36 Pemstar, Inc. 2000 Employee Stock Purchase Plan, as amended (incorporated by reference to Exhibit 10.6 in the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2002).

10.37  Pemstar, Inc. 2002 Stock Option Plan (incorporated by reference to
       Exhibit 10.7 in the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2002).

10.38 Lease, dated June 29, 1998, between the Company and Leslie E. Nelson as Trustee of the Leslie E. Nelson Revocable Trust dated December 20, 1994, as amended (incorporated by reference to Exhibit 10.19 to the Company's Registration Statement on Form S-1 (File No. 333-37162)).

10.39 Sub-Lease Agreement, dated February 3, 1999, between Hongguan Technologies (S) Pte. Ltd. and Pemstar-Hongguan Pte. Ltd. (incorporated by reference to Exhibit 10.20 to the Company's Registration Statement on Form S-1 (File No. 333-37162)).

10.40 Lease Agreement dated September 30, 1998, between Guadalajara Industrial Technologico, S.A. de C.V. and Pemstar de Mexico S.A. de C.V. (incorporated by reference to Exhibit 10.21 to the Company's Registration Statement on Form S-1 (File No. 333-37162)).

10.41 Sublease for Office Premises, dated May 1, 1999, between Pemstar B.V. and Fluke Industrial B.V. and Lease Agreement for Office Premises dated July 11, 1997 between Fortress Beheer I B.V. & Garden End Building B.V. and Fluke Industrial B.V. (incorporated by reference to Exhibit 10.22 to the Company's Registration Statement on Form S-1 (File No. 333-37162)).

10.42 Sublease Assignment Agreement dated June 8, 1999 between the Company and Bell Microproducts, Inc. (incorporated by reference to Exhibit 10.23 to the Company's Registration Statement on Form S-1 (File No. 333-37162)).

10.43 Land and Factory Lease Agreement dated April 27, 2000 between the Company and Thai Factory Development Public Company Limited (incorporated by reference to Exhibit 10(ii) to the Company's Quarterly Report on Form 10-Q for the period ending September 30, 2000 (File No. 000-31223)).

10.44 Lease Agreement dated August, 2000 between Pemstar De Mexico, S.A. de C.V. and Guadalajara Industrial Tecnologico, S.A. de C.V. (incorporated by reference to Exhibit 10(iv) to the Company's Quarterly Report on Form 10-Q for the period ending September 30, 2000 (File No. 000-31223)).

10.45 Rental Agreement dated September 28, 2000 between Pemstar B.V. and GE Capital B.V. (incorporated by reference to Exhibit 10(v) to the Company's Quarterly Report on Form 10-Q for the period ending September 30, 2000 (File No. 000-31223)).

10.46 Multi-Tenant Industrial Triple Net Lease dated March 12, 2000 between the Company and Senter Road, LLC (incorporated by reference to Exhibit 10(vi) to the Company's Quarterly Report on Form 10-Q for the period ending September 30, 2000 (File No. 000-31223)).

10.47 Lease Agreement, dated April 22, 1981, between the City of Dunseith, North Dakota and Turtle Mountain Corporation (incorporated by reference to Exhibit 10.37 to the Company's Registration Statement on Form S-1 (File No. 333-60832)).

10.48 Lease Agreement dated April 30, 2001, between the Company and James F. Matthews and Judith Matthews (incorporated by reference to Exhibit 10.33 to the Company's Registration Statement on Form S-1 (File No. 333-60832)).

10.49 Lease Agreement, dated September 15, 2000, between Pemstar (Tianjin) Enterprise Co. Ltd. and Tianjin Yat-Sen Scientific Industrial Park International, Inc.(incorporated by reference to Exhibit 10.35 to the Company's Registration Statement on Form S-1 (File No. 333-60832)).

10.50 Lease Agreement, dated 5 April 2001, between Derraglen Trading Limited, Pemstar Ireland Limited and the Company (incorporated by reference to Exhibit 10(iii) to the Company's Quarterly Report on Form 10-Q for the period ending June 30, 2001 (File No. 000-31223)).

10.51 Asset Purchase Agreement dated as of May 7, 2001, between the Company, U.S. Assemblies New England, Inc., MATCO Electronics Group, Inc. and James F. Matthews (incorporated by reference to Exhibit 10.34 to the Company's Registration Statement on Form S-1 (File No. 333-60832)).

10.52 Agreement and Plan of Merger among the Company, Pebble Acquisition Corporation and Pacific Consultants LLC, dated August 10, 2001 (incorporated by reference to Exhibit 10(i) to the Company's Quarterly Report on Form 10-Q for the period ending September 30, 2001 (File No. 000-31223)).

10.53 Asset Purchase Agreement dated as of April 30, 1999, by and between the Company and Bell

       Microproducts, Inc. (incorporated by reference to Exhibit 10.2 to the Company's Registration Statement on Form S-1 (File No. 333-37162)).

10.54 Loan and Security Agreement between the Company, Turtle Mountain Corporation, Pemstar Pacific Consultants Inc. and Gentlelife, Inc., Congress Financial Corporation and Fleet Capital Corporation dated April 25, 2003 (incorporate by reference to Exhibit 4.1 to the Company's Report on Form 8-K dated April 28, 2003 (File No. 000-31223))

10.55 Amendment No. 1 to Loan and Security Agreement, dated as of April 25, 2003, between the Company, Turtle Mountain Corporation, Pemstar Pacific Consultants Inc. and Gentlelife, Inc., Congress Financial Corporation and Fleet Capital Corporation dated April 25, 2003 (incorporate by reference to Exhibit 4.2 to the Company's Report on Form 8-K dated April 28, 2003 (File No. 000-31223)).

10.56 Lease agreement between Company and PEM (MN) QRS 15-39, INC., a Delaware corporation, dated March 28, 2003 (incorporate by reference to Exhibit
       4.3 to the Company's Report on Form 8-K dated April 28, 2003 (File No. 000-31223))

12.1   Computation of Ratio of Earnings to Fixed Charges.

13.1 Portions of the 2003 Annual Report to Shareholders incorporated by reference herein.

21.1   Subsidiaries of the Company.

23.1   Consent of Ernst & Young LLP.

24.1   Power of Attorney (included on signature page).

99.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.3   Risk Factors Relating to Pemstar's Business.