Form 10-Q
period 2003-06-30
PEMSTAR INC
filed 2003-08-07
CIK 924829

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
ACT OF 1934 FOR THE PERIOD ENDED        June 30, 2003
                                 ---------------------------

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE PERIOD From ___________ to ___________.

Commission file number      000-31223
                      ---------------------

                                  PEMSTAR INC.
             (Exact name of registrant as specified in its charter)

             Minnesota                                           41-1771227
  -------------------------------                            -------------------
  (State or other jurisdiction of                            (I.R.S. Employer
  incorporation or organization)                             Identification No.)

                           3535 TECHNOLOGY DRIVE N.W.
                               ROCHESTER, MN 55901
                    (Address of principal executive officers)
                                   (Zip Code)

                                 (507) 288-6720
         ---------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                 Not applicable
 -------------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X   No ___.
                                      ---

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act).    Yes ____    No  X
                                                              ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practical date.

Common Stock, $0.01 Par Value -- 37,574,489 shares as of August 1, 2003.

Index
Pemstar Inc.

                                                                                                               Page
Part I.  Consolidated Financial Information

Item 1.     Financial Statements (Unaudited):

            Consolidated balance sheets - June 30, 2003 (unaudited) and March 31, 2003 .....................     3

            Consolidated statements of operations (unaudited) - Three months ended June 30,
               2003 and 2002 ...............................................................................     4

            Consolidated statements of cash flows (unaudited) - Three months ended June 30,
               2003 and 2002 ...............................................................................     5

            Notes to consolidated financial statements (unaudited) - June 30, 2003 .........................    6-9

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of
               Operations ..................................................................................   10-12

Item 3.     Quantitative and Qualitative Disclosure about Market Risk ......................................    12

Item 4.     Controls and Procedures ........................................................................    13

Part II. Other Information

Item 1.     Legal Proceedings ..............................................................................    14

Item 2.     Changes in Securities and Use of Proceeds ......................................................    14

Item 3.     Defaults upon Senior Securities ................................................................    14

Item 4.     Submission of Matters to a Vote of Security Holders ............................................    14

Item 5.     Other Information ..............................................................................    14

Item 6.     Exhibits and Reports on Form 8-K ...............................................................    14

Signatures .................................................................................................    16

Exhibits ...................................................................................................    17

Part I.  Financial Information

Pemstar Inc.
Consolidated Balance Sheets
(In thousands, except per share data)

                                                                                      June 30,     March 31,
                                                                                        2003         2003
                                                                                     -----------   ---------
                                                                                     (Unaudited)    (Note A)
Assets
Current assets
   Cash and equivalents                                                               $   8,733    $  32,762
   Restricted cash                                                                        2,399        4,268
   Accounts receivable, net                                                             116,772      112,316
   Recoverable income taxes                                                                 435          282
   Inventories, net                                                                      72,061       69,279
   Unbilled services                                                                     13,355       10,797
   Deferred income taxes                                                                     40           35
   Prepaid expenses and other                                                             8,354        7,474
                                                                                      ---------    ---------
Total current assets                                                                    222,149      237,213

Property, plant and equipment                                                           150,201      148,659
Less accumulated depreciation                                                           (60,480)     (55,459)
                                                                                      ---------    ---------
                                                                                         89,721       93,200

Goodwill, net                                                                            33,771       33,771
Deferred income taxes                                                                     1,741        1,705
Other assets                                                                              7,530        6,173
                                                                                      ---------    ---------
Total assets                                                                          $ 354,912    $ 372,062
                                                                                      =========    =========

Liabilities and shareholders' equity
Current liabilities
   Current maturities of long-term debt                                               $  20,456    $  22,446
   Current maturities of capital lease obligations                                        3,148        5,288
   Accounts payable                                                                      83,991       88,083
   Income taxes payable                                                                      90          191
   Accrued expenses and other                                                            20,306       22,631
                                                                                      ---------    ---------
Total current liabilities                                                               127,991      138,639

Long-term debt, less current maturities                                                  58,624       56,127
Capital lease obligations, less current maturities                                       12,497       12,843
Other liabilities and deferred credits                                                    5,888        4,586

Shareholders' equity
   Common stock, par value $0.01 per share--authorized 150,000 shares, issued and outstanding 37,561 shares at June 30, 2003 and 37,486
     shares at March 31, 2003                                                               376          375
Additional paid-in capital                                                              235,121      234,943
Accumulated other comprehensive income (loss)                                             1,012          (14)
Accumulated deficit                                                                     (85,914)     (74,928)
Loans to shareholders                                                                      (683)        (509)
                                                                                      ---------    ---------
                                                                                        149,912      159,867
                                                                                      ---------    ---------
Total liabilities and shareholders' equity                                            $ 354,912    $ 372,062
                                                                                      =========    =========

See notes to consolidated financial statements.

Pemstar Inc.
Consolidated Statements of Operations (Unaudited)
(In thousands, except per share data)

                                                                                   Three Months Ended
                                                                                        June 30,
                                                                            --------------------------------
                                                                                 2003              2002
                                                                                 ----              ----
Net sales                                                                   $     145,500     $      153,104
Cost of goods sold                                                                138,918            152,436
                                                                            -------------     --------------
Gross profit                                                                        6,582                668

Selling, general and administrative expenses                                       12,280             14,418
Restructuring costs                                                                 3,455              2,956
                                                                            -------------     --------------
Operating loss                                                                     (9,153)           (16,706)

Other expense (income)-net                                                           (286)                23
Interest expense                                                                    2,039              2,835
                                                                            -------------     --------------
Loss before income taxes and cumulative effect of accounting
  change                                                                          (10,906)           (19,564)

Income tax expense                                                                     80                272
                                                                            -------------     --------------
Loss before cumulative effect of accounting change                                (10,986)           (19,836)

Cumulative effect of accounting change                                                  -             (5,346)
                                                                            -------------     --------------
Net loss                                                                    $     (10,986)    $      (25,182)
                                                                            =============     ==============

Basic and diluted loss per common share:
  Loss before cumulative effect of accounting change                        $        (.29)    $         (.54)
  Cumulative effect of accounting change                                                -               (.14)
                                                                            -------------     --------------
  Net loss                                                                  $        (.29)    $         (.68)
                                                                            =============     ==============

Shares used in computing basic and diluted loss per common
  share                                                                            37,534             36,768


See notes to consolidated financial statements.

Pemstar Inc.
Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

                                                                                   Three Months Ended
                                                                                        June 30,
                                                                            --------------------------------
                                                                                 2003              2002
                                                                                 ----              ----
Cash flows from operating activities:
   Net loss                                                                 $     (10,986)    $      (25,182)
   Adjustments to reconcile net loss to net cash (used in) provided by operating activities
     Depreciation                                                                   5,481              5,093
     Amortization                                                                     376                680
     Cumulative effect of accounting change                                             -              5,346
     Deferred revenue                                                                 (57)               (90)
     Deferred income taxes                                                            (41)               (55)
     Non-cash restructuring charges and other                                       1,258                781
     Change in operating assets and liabilities:
       Accounts receivable                                                         (3,882)             3,859
       Inventories                                                                 (2,134)            (1,902)
       Prepaid expenses and other                                                  (3,678)             3,928
       Accounts payable                                                            (4,500)             7,929
       Accrued expenses and other                                                  (1,259)             3,208
                                                                            -------------     --------------
         Net cash (used in) provided by operating activities                      (19,422)             3,595

Cash flows (used in) investing activities:
   Decrease in restricted cash                                                      1,869                404
   Purchases of property and equipment                                             (2,769)            (2,726)
   Other                                                                               65                  -
                                                                            -------------     --------------
         Net cash (used in) investing activities                                     (835)            (2,322)

Cash flows (used in) financing activities:
   Proceeds from employee stock sales                                                 179                299
   Proceeds from sale of warrants                                                       -                539
   Principal payments on long-term borrowings                                     (55,399)           (33,588)
   Proceeds from long-term borrowings                                              52,991             30,930
   Proceeds from sale and leaseback                                                     -              1,185
   Other                                                                           (1,534)              (555)
                                                                            -------------     --------------
         Net cash (used in) financing activities                                   (3,763)            (1,190)

Effect of exchange rate changes on cash                                                (9)                 5
                                                                            -------------     --------------
         Net (decrease) increase in cash and cash equivalents                     (24,029)                88

Cash and cash equivalents:
   Beginning of period                                                             32,762             11,483
                                                                            -------------     --------------
   End of period                                                            $       8,733     $       11,571
                                                                            =============     ==============

See notes to consolidated financial statements.

Pemstar Inc.

Notes to Consolidated Financial Statements (Unaudited)
June 30, 2003
(Dollars and share amounts in thousands, except per share data)

Note A--Basis of Presentation and Accounting Policies

The accompanying unaudited condensed consolidated financial statements of Pemstar Inc. (the Company) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended June 30, 2003, are not necessarily indicative of the results that may be expected for the year ending March 31, 2004.

The balance sheet at March 31, 2003 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Pemstar Inc. Annual Report on Form 10-K for the year ended March 31, 2003, filed with the Securities and Exchange Commission.

Stock-Based Compensation

During the first fiscal quarter ended June 30, 2003, employees exercised stock options to acquire 4 shares at an average exercise price of $1.49 per share, and purchased 71 shares under the employee stock purchase plan at an average price of $2.44 per share.

The Company has adopted the pro forma disclosure only requirements of SFAS No. 123, "Accounting for Stock-Based Compensation", and accordingly, accounts for stock options issued to employees using the intrinsic value method of Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees." Compensation expense is recorded on the date stock options are granted only if the current fair market value of the underlying stock exceeds the exercise price of the option. Accordingly, no compensation cost has been recognized for grants under these stock option plans since the exercise price equaled the fair market value of the stock on the date of grant. Had compensation cost for stock option grants been based on the grant date fair values of awards (the method described in SFAS No. 123), reported net loss would have been changed to the pro forma amounts reported below.

                                                                Three months ended
                                                                     June 30,
                                                               2003            2002
                                                               ----            ----

   Net loss
     As reported .....................................     $   (10,986)     $  (25,182)
     Additional compensation expense, net of tax .....            (785)           (773)
                                                           -----------      ----------
     Pro forma .......................................     $   (11,771)     $  (25,955)
                                                           ===========      ==========
   Basic and diluted loss per share:
     As reported .....................................     $      (.29)     $     (.68)
     Pro forma .......................................            (.31)           (.71)

New Accounting Pronouncements

Goodwill - Effective April 1, 2002, the Company adopted Statements of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets". Under this standard, goodwill and intangibles with indefinite useful lives are no longer amortized. This standard also requires, at a minimum, an annual assessment of the carrying value of goodwill and other intangibles with indefinite useful lives. If the carrying value of goodwill or an intangible asset exceeds its fair value, an impairment loss shall be recognized. Intangible assets with finite lives are amortized over their estimated useful lives. Prior to fiscal 2003, goodwill and indefinite-lived intangible assets were amortized over periods not exceeding 40 years. Goodwill of $33,771 at June 30, 2003 and March 31, 2003 is net of accumulated amortization of $1,860.

SFAS No. 142 required the Company to complete a transitional impairment review of its goodwill assets. As a result of the Company's completion of its transitional impairment test, the Company recorded as a cumulative effect of a change in accounting principle effective April 1, 2002 a write-off of goodwill in the amount of $5,346 on which the Company recognized no tax benefit. The consolidated statement of operations for the three months ended June 30, 2002 has been changed to reflect the $5,346 amount as a cumulative effect of a change in accounting, which had not been reflected in the Form 10-Q when originally filed in fiscal 2003.

Note B--Inventories

The components of inventories consist of the following:

                                                      June 30,       March 31,
                                                        2003           2003
                                                    ------------   -------------

Raw materials                                       $     56,041   $     57,971
Work in process                                           11,376         10,078
Finished goods                                             9,644          6,611
Less allowance for inventory obsolescence                 (5,000)        (5,381)
                                                    ------------   ------------
                                                    $     72,061   $     69,279
                                                    ============   ============

Note C--Comprehensive Loss

Total comprehensive loss was ($9,960) and ($23,454) for the three months ended June 30, 2003 and 2002, respectively. Comprehensive loss differs from net loss due to unrecognized foreign currency gains and losses.

Note D--Financing Arrangements

In April 2003, the Company entered into a new revolving credit facility that provides up to $90,000 of revolving credit loans and letters of credit and expires in April 2006. The facility, which is limited to the lesser of the facility amount or the available borrowing base, calculated as a percentage of eligible accounts receivable and inventory balances, bears interest until January 4, 2004 at prime plus 1.5% and, thereafter, at prime or Eurodollar rate plus a margin from 0.75% to 1.5%, and 2.75% to 3.5%, respectively, depending on excess available borrowing capacity within the facility. The Company is obligated to pay a monthly fee of 0.5% on the unused portion of the facility. The Company used proceeds to pay off existing domestic revolving credit facilities with IBM Credit Corporation and US Bank. The revolving credit facility is collateralized by substantially all domestic assets and by investments in foreign subsidiaries. At July 31, 2003, the Company had available borrowing capacity of $4.9 million in excess of outstanding borrowings under the facility.

Note E--Earnings Per Share Data

Common stock equivalents and their impact on net loss have been excluded from the diluted per share calculation for all periods presented, since the Company incurred net losses and the inclusion of common stock equivalents would have had an anti-dilutive impact. Potentially dilutive securities, which have been excluded, consist of i) unexercised stock options and warrants to purchase 6,367 and 5,364 shares of the Company's Common Stock as of June 30, 2003 and 2002, respectively, and ii) 2,193 shares of the Company's Common Stock issuable upon conversion of convertible debt as of June 30, 2003 and 2002.

Note F--Restructuring Costs

A rollforward of restructuring provisions is as follows:

                                                             Employee
                                                            Termination
                                                                and             Future
                                                             Severance          Lease
                                                               Costs            Costs          Total
                                                               -----            -----          -----
Fiscal 2003:
Fiscal 2003 restructuring charges                           $      2,439    $       1,037   $     3,476
Cash payments                                                     (2,209)            (500)       (2,709)
Foreign currency translation adjustments                             112                -           112
                                                            ------------    -------------   -----------
   Reserve balances at March 31, 2003                                342              537           879

Fiscal 2004:
Fiscal 2004 restructuring charges                                    717                -           717
Cash payments                                                       (513)            (181)         (694)
Additions to fiscal 2003 restructuring charges                         -            1,426         1,426
Foreign currency translation adjustments                              35                -            35
                                                            ------------    -------------   -----------
   Reserve balances at June 30, 2004                        $        581    $       1,782   $     2,363
                                                            ============    =============   ===========

During the quarter ended June 30, 2003, the Company recorded charges of $3,455 for restructuring related costs as a result of a Company initiative based upon a strategic review of the Company's primary products and business aimed at optimizing and aligning its manufacturing capacity with customer demand, while positioning the Company for stronger operating results. The fiscal 2004 restructuring charge consisted of asset write-downs of $1,312 for machinery and equipment; $717 for employee termination and severance costs related to approximately 100 salaried and hourly employees located primarily at three domestic operating sites; and $1,426 for adjustment of expected future lease costs, associated with the fiscal 2003 closing of one California facility. The fiscal 2004 special charge was primarily the result of restructuring operations for those businesses and locations experiencing negligible or negative growth due to continued market declines in the Communications and Optical business sectors.

As of June 30, 2003, approximately $169 of cash payments had been made against the accrual associated with the fiscal 2004 charges and approximately 60 employees have been terminated.

Certain machinery and equipment were written down to their estimated fair values by recording a charge, in the three months ended June 30, 2003, of $1,312. The write-down of these assets was primarily as a direct result of the continued decline in the optical business sector, which has resulted in excess capacity and under-utilized machinery and equipment.

The Company expects to substantially complete all actions relative to the 2003 restructuring charges by December 31, 2003 and expects to take additional charges of approximately $4,300 for future lease costs related to expected closures of one major facility and four minor facilities.

During the quarter ended June 30, 2002, the Company recorded special charges of $2,956 for restructuring consisting of $1,146 for employee termination and severance costs related to approximately 130 salaried and hourly employees located at various worldwide operating sites; and $1,037 for lease termination costs, net of anticipated sublease rental of $1,649 and $773 of asset write-downs, associated with the closing of one facility. During the quarter ended June 30, 2003, various adjustments totaling $1,427 were recorded to the fiscal 2003 restructuring program reserves consisting mainly of the additional lease termination costs due to revision of estimates of sublease rental assumed in the initial restructuring charge.

As of June 30, 2003, approximately $2,553 of cash payments had been made against the accrual associated with the fiscal 2003 charges.

Note G--Cash Requirements

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred an operating loss of approximately $9,153 for the three months ended June 30, 2003, which included $3,455 of restructuring costs. The Company continues to evaluate its operations to determine the need for further restructuring in response to market conditions. The Company's ability to continue to fund its operations and to grow the business depends on its ability to generate additional cash from operations or obtain additional sources of funds for working capital.

The new revolving credit facility, entered into by the Company as discussed in Note D, requires the maintenance of certain minimum cash flow levels. In anticipation of a potential covenant violation at the end of its first fiscal quarter of 2004, the Company obtained a waiver from its lenders providing relief for the potential violation, as well as amending future covenant requirements to reflect expected operating results for the balance of fiscal 2004. The Company's operating plan includes initiatives to reduce specific cash expenditures related to general and administrative expenses.

Compliance by the Company with certain covenants in its new credit facility is dependent upon the Company achieving certain revenue and expense targets in its fiscal 2004 operating plan. The Company expects to meet its financial projections for the 2004 fiscal year. The Company also believes that, if necessary, it would be able to secure additional financing from its lenders or sell additional Company equity securities; however, there can be no assurance that such funding can be obtained or that future credit facility violations will be waived.

Management believes that, as a result of: 1)the restructuring actions it has taken to reduce cash expenditures, 2)the efforts it continues to make to increase revenues from continuing customers and to generate new customers in various industry sectors, and 3)the execution of a new revolving credit facility that provides additional borrowing capacity, it will meet its fiscal 2004 financial plan. However, there can be no assurance that such financial plan will be met.

Item 2--Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Net sales - Net sales for the first quarter of fiscal 2004 decreased 5.0% to $145.5 million from $153.1 million for the comparable three months of the prior fiscal year. The decrease in net sales was due to lower volume from certain optical, communications and storage customers. This continuation of the decline in sales to optical, communications and storage customers was in part a result of reduced consumer spending in Asia due to the outbreak of Severe Acute Respiratory Syndrome and was partially offset by a more diversified base of customers leading to stronger comparable sales in the computing, industrial and medical markets. The Company's five largest customers in the first quarter of fiscal 2004 accounted for approximately 46.9% of net sales with IBM comprising 25.5% of net sales in the first quarter of fiscal 2004.

Gross profit - Gross profit increased $5.9 million in the first quarter of fiscal 2004 to $6.6 million (4.5% of net sales) from $0.7 million (0.4% of net sales) in the same quarter of fiscal 2003. Higher gross profit stemmed primarily from cost savings from current and prior fiscal year restructuring actions and the decreased level of inventory write-offs partially offset by decreased capacity utilization from the reduction in sales. We incurred inventory write-downs of $3.5 million in the first quarter of fiscal 2003 primarily as a result of customer financial difficulties and bankruptcies, versus no significant write-downs of inventory during the first quarter of fiscal 2004.

Selling, general and administrative expenses - Selling, general and administrative expenses were $12.3 million (8.4% of net sales) in the first quarter of fiscal 2004, a decrease of $2.1 million from $14.4 million (9.4% of net sales) for the same quarter of fiscal 2003. The decrease during the first quarter of fiscal 2004 was the result of cost savings from current and prior year restructuring actions and a decrease in the amount of bad debt expense. We incurred bad debt expense of $1.9 million for the first quarter of fiscal 2003 versus bad debt expense of $0.1 million for the first quarter of fiscal 2004.

Restructuring costs - Restructuring costs of $3.5 million, consisting of $1.3 million for asset write-downs, $0.7 million for employee termination and severance costs and $1.4 million for future lease costs, were recognized in the first quarter of fiscal 2004 related to a decision to consolidate the San Jose and Mountain View, CA, operations into one site and to close four smaller, leased locations and make certain domestic workforce reductions. The Company anticipates recording additional charges of $4.3 million related to restructuring activity during the second quarter of fiscal 2004.

Restructuring costs of $3.0 million, consisting of $0.8 million for asset write-downs, $1.1 million for employee termination and severance costs and $1.0 million for future lease costs, were recognized in the first quarter of fiscal 2003 for the consolidation of certain facilities and worldwide workforce reductions. These actions were taken to rescale physical space and employee counts in affected operations to expected business levels.

Amortization - As a result of adopting SFAS No. 142, "Goodwill and Other Intangible Assets", on April 1, 2002, the Company recorded an impairment charge of $5.3 million at the April 1, 2002 transition date for the cumulative effect of a change in accounting principle, which has been reflected in the first quarter of fiscal 2003 as a restatement of prior year reported results.

Interest expense - Our interest expense decreased $0.8 million to $2.0 million for the first quarter of fiscal 2004 from $2.8 million for the same period of fiscal 2003. In April 2003 the Company entered into a new revolving credit facility that has more favorable interest rates, and paid off the existing domestic revolving credit facilities. Additionally, total debt and capital leases outstanding was lower during the first quarter of fiscal 2004 as compared to the first quarter of fiscal 2003 ($94.7 million outstanding as of June 30, 2003 versus $98.6 million outstanding as of June 30, 2002).

Other expense (income) - Other expense (income) net, which consists primarily of exchange gains in certain international operations, was ($0.3) million for the first quarter of fiscal 2004, and was negligible for the first quarter of fiscal 2003.

Income tax expense - Income tax expense was $0.1 million (0.7% effective tax rate) for the first quarter of fiscal 2004, compared to $0.3 million (1.5% effective tax rate) for the first quarter of fiscal 2003. The effective rates remain very low, consistent with prior year results, given the inability to recognize carryforward losses in the United States and low or zero tax incentive rates in most foreign operations.

Liquidity and Capital Resources

The Company has historically funded its operations from the proceeds of bank debt, private offerings of debt, private and public offerings of equity, cash generated from operations and lease financing of capital equipment. Our principal uses of cash have been to finance working capital, acquisitions, new operations, capital expenditures and to fulfill debt service requirements. We anticipate these uses will continue to be our principal uses of cash in the future.

As of June 30, 2003, the Company had cash and cash equivalent balances of $8.7 million and total bank, other interest bearing debt and capital lease obligations totaling $94.7 million. Included therein, we had approximately $48.9 million outstanding under our domestic revolving credit facility, $15.1 million outstanding in facilities for our China operation and $5.7 million outstanding under our Thailand credit facility. Each credit facility bears interest on outstanding borrowings at variable interest rates, which as of June 30, 2003 were 5.5% for the domestic revolving credit facility, 5.0% for the China facilities and 5.0% for the Thailand facility. At July 31, 2003, the Company had available borrowing capacity of $4.9 million in excess of outstanding borrowings under the domestic facility. These credit facilities are secured by substantially all of our assets.

The domestic revolving credit facility requires the maintenance of certain minimum cash flow levels. At the end of its first fiscal quarter of 2004, the Company obtained amendments of EBITDA covenants from its lenders providing relief for current reported periods, as well as amending future covenant requirements to reflect expected operating results for the balance of fiscal 2004. The Company's operating plan includes initiatives to reduce specific cash expenditures related to general and administrative expenses. The credit facility requires consent of the lenders for certain investments and acquisitions.

Net cash (used in) operating activities for the first quarter of fiscal 2004 was $(19.4) million compared to net cash provided of $3.6 million for the comparable period of the prior fiscal year. Decreased net cash from operating activities in fiscal 2004 was attributable primarily to increased balances in accounts receivable and prepaid expenses and other current assets, and a decrease in accounts payable balance. In the first quarter of fiscal 2003, combined decreased balances in accounts receivable and prepaid expenses and other and an increase in accounts payable balance, in excess of the operating loss, resulted in cash provided from operations. Increased use of working capital resulted from increased inventories due to the impact of SARS on our Asian operations in conjunction with production order and payment delays from certain optical and communications customers.

Net cash (used in) investing activities for the first quarter of fiscal 2004 was $(0.8) million compared to net cash used of $(2.3) million for the comparable period of the prior fiscal year. This reduction resulted primarily from a $1.9 million decrease in restricted cash as deposits were released during the first quarter of fiscal 2004, after bonds related to our headquarters were paid off subsequent to the sales and leaseback of such facilities in late fiscal 2003. These releases offset capital expenditures of $(2.8) million, primarily in our Asian operations. During the remainder of fiscal 2004, the Company expects to satisfy its remaining obligations, of $13,681 at March 31, 2003 for historic business acquisitions and Asian expansion, in a combination of cash and foreign debt financing.

Net cash (used in) financing activities for the first quarter of fiscal 2004 was $(3.8) million compared to net cash used of $(1.2) million for the comparable period of the prior fiscal year. Debt repayments net of borrowings were $(2.4) million for the first quarter of fiscal 2004, compared to $(2.7) million for the comparable prior year period. During the first quarter of fiscal 2003 the Company received $0.5 million from the sale of warrants and $1.2 million relating to the sale and leaseback of manufacturing equipment.

Our continued viability depends on our ability to generate sufficient cash from operations or obtain additional sources of funds for working capital. Our ability to maintain sufficient liquidity depends, in part, on our achieving anticipated revenue targets and intended expense reductions form our restructuring activities. We believe that as a result of: 1) the restructuring actions taken in fiscal 2003 and further actions planned in fiscal 2004 to reduce cash expenditures, 2)the efforts we continue to make to increase revenues from continuing customers, as well as efforts to generate new customers in various industry sectors, and 3)the sale and leaseback financing, and our new revolving credit facility, that provides additional borrowing capacity, we have sufficient cash flow to meet our needs for the remainder of fiscal 2004. We may not achieve these targets or realize the intended expense reductions. If our operating goals are not met, we may be required to secure additional waivers of any resulting covenant violations under existing lending facilities, secure additional financing from lenders or sell additional securities.

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

Forward-looking Statements

This discussion contains certain "forward-looking" statements. These forward-looking statements may contain statements of intent, belief or current expectations of Pemstar Inc. and its management. Such forward-looking statements are not guarantees of future results and involve risks and uncertainties that may cause actual results to differ materially from the potential results discussed in the forward-looking statements. In addition to factors discussed above, risks and uncertainties that may cause such differences include but are not limited to: a continued decline in economic conditions or a recession; continued reduction in end user demand in Asia due to the outbreak of Severe Acute Respiratory Syndrome (SARS) and market disruption caused by the effects of the September 11, 2001, or future terrorist attacks in the United States and the engagement of military forces of the United States and its allies in other parts of the world, as well as any future events in response to these developments, including rumors or threats of war, actual conflicts or trade disruptions; changes in demand for electronics manufacturing and design services; changes in demand by major customers due to cancellations, reductions or delays of orders; shortages or price fluctuations in component parts; difficulties managing our expansion and integrating acquired businesses; increased competition and other risk factors listed from time to time in the Company's Securities and Exchange Commission filings, including but not limited to Exhibit 99 of the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2003. The foregoing list is not exhaustive and the Company disclaims any obligation to subsequently revise any forward-looking statements to reflect events or circumstances after the date of such statements.

Item 3--Quantitative and Qualitative Disclosure about Market Risk

The Company realized unrecognized gains of $1,026 for the first quarter of fiscal 2004, resulting in a net accumulated unrecognized other comprehensive gain of $1,012 as of June 30, 2003. These gains resulted primarily from changes in the exchange rate of the Singapore dollar and the Euro in relationship to the United States dollar applied to our net invested asset currency exposure in the Netherlands and Thailand ($14,812 and $11,128, respectively, at June 30, 2003). Additional credit facilities denominated in local currencies of foreign locations are designed to limit risks.

Item 4--Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure control and procedures (as defined in Exchange Act Rule 13a-15) as of the end of the period covered by this report. Based upon that evaluation, the Company's Chief Executive Officer along with the Company's Chief Financial Officer concluded that the Company's disclosure controls and procedures, which include among other things, a disclosure committee made up of the General Counsel, Principal Accounting Officer and Executive Director of Planning and Investor Relations, are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings.

Changes in internal controls.

During the period covered by this report, there were no changes made in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that materially affected or are reasonable likely to materially affect our internal controls over financial reporting.

Part II. Other Information

Item 1--Legal Proceedings

The Company is currently a defendant, along with several current and former officers and directors, in a consolidated putative class action captioned: in re PEMSTAR Securities Litigation, alleging violations of Section 10(b) and Section 20(a) of the Securities Exchange Act of 1934 and Sections 11 and 12 of the Securities Act of 1933. The lawsuit is a consolidation of several lawsuits, the first of which was commenced in United States District Court for the District of Minnesota on July 24, 2002. The plaintiffs, several individual shareholders, allege, in essence, that the defendants defrauded the Company's shareholders by making optimistic statements during a time when they should have known that business prospects were less promising and allege that the registration statement filed by the Company in connection with the secondary offering contained false, material misrepresentations. An Amended Consolidated Complaint was filed January 9, 2003. On August 23, 2002 and October 2, 2002 two different individual shareholders also commenced virtually identical shareholder derivative actions against the Company as nominal defendant and its Board. Those actions are currently pending in Unites States District Court for the District of Minnesota. The allegations in the derivative actions are based on many of the same facts that gave rise to the securities action. The lawsuit alleges that the Board of the Company breached its fiduciary duties. It is too early to predict the likelihood of prevailing on the various lawsuits described above. Pemstar believes the actions are wholly without merit and is vigorously defending against the claims. The Company has recorded no loss accrual as such amounts are not deemed estimable.

Item 2--Changes in Securities and Use of Proceeds

Not applicable.

Item 3--Default on Senior Securities

Not applicable.

Item 4--Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5--Other Information

Not applicable.

Item 6--Exhibits and Reports on Form 8-K

(a)    Exhibits.

    10.1 Amendment No. 2 of the Loan and Security Agreement between the Company, Turtle Mountain Corporation, Pemstar Pacific Consultants Inc. and Gentlelife, Inc., Congress Financial Corporation and Fleet Capital Corporation dated April 25, 2003, as amended on June 30, 2003.

    10.2 Amendment No. 3 of the Loan and Security Agreement between the Company, Turtle Mountain Corporation, Pemstar Pacific Consultants Inc. and Gentlelife, Inc., Congress Financial Corporation and Fleet Capital Corporation dated April 25, 2003, as amended on June 30, 2003 and July 10, 2003.

    12.1   Computation of Ratio of Earnings to Fixed Charges.

    31.1 Certification of Chief Executive Officer pursuant to Rules 13a-14(a)/15d-14(a) (Section 302 Certification).

    31.2 Certification of Chief Financial Officer pursuant to Rules 13a-14(a)/15d-14(a) (Section 302 Certification).

    32.1   Certification of Chief Executive Officer pursuant to 18 U.S.C.
           (S)1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

    32.2   Certification of Chief Financial Officer pursuant to 18 U.S.C.
           (S)1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)        The Company filed Form 8-K reports on the following dates:

           i. May 2, 2003 announcing the sale and leaseback transaction of land and buildings housing the Company's corporate headquarters and Rochester manufacturing facilities. The filing also announced the close of the new credit facilities with Congress Financial Corporation and Fleet Capital Corporation and, as amended, US Bank.

           ii. May 7, 2003 announcing the Company's earnings for the quarter and year ended March 31, 2003.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            Pemstar Inc.



Date:   August 6, 2003       /s/ Allen J. Berning
     --------------------   ----------------------------------------------
                            Allen J. Berning
                            Chairman and Chief Executive Officer

Date:   August 6, 2003       /s/ Gregory S. Lea
     --------------------   ----------------------------------------------
                            Gregory S. Lea
                            Executive Vice President and Chief Financial Officer

EXHIBIT INDEX
Exhibit No.
-----------
   10.1      Amendment No. 2 of the Loan and Security Agreement between the Company,
                Turtle Mountain Corporation, Pemstar Pacific Consultants Inc. and
                Gentlelife, Inc., Congress Financial Corporation and Fleet Capital
                Corporation dated April 25, 2003, as amended on June 30, 2003.

   10.2      Amendment No. 3 of the Loan and Security Agreement between the Company,
                Turtle Mountain Corporation, Pemstar Pacific Consultants Inc. and
                Gentlelife, Inc., Congress Financial Corporation and Fleet Capital
                Corporation dated April 25, 2003, as amended on June 30, 2003 and July
                10, 2003.

   12.1      Computation of Ratio of Earnings to Fixed Charges.

   31.1      Certification of Chief Executive Officer pursuant to Rules 13a-14(a)/15d-14(a)
                (Section 302 Certification).

   31.2      Certification of Chief Financial Officer pursuant to Rules 13a-14(a)/15d-14(a)
                (Section 302 Certification).

   32.1      Certification pursuant to 18 U.S.C.(S)1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

   32.2      Certification pursuant to 18 U.S.C.(S)1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.