Form 10-Q
period 2003-09-30
PEMSTAR INC
filed 2003-11-10
CIK 924829

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE PERIOD ENDED September 30, 2003


                                       OR


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE PERIOD From ___________ to ____________.

Commission file number     000-31223
                      ----------------------

                                  PEMSTAR INC.
             (Exact name of registrant as specified in its charter)

           Minnesota                                      41-1771227
 --------------------------------                   ----------------------
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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes X No
                                                ---   ---
Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practical date.

Common Stock, $0.01 Par Value -- 45,079,759 shares as of October 31, 2003.

Index
Pemstar Inc.

Part I.  Consolidated Financial Information                                                                    Page
Item 1.          Financial Statements (Unaudited):

                 Consolidated balance sheets - September 30, 2003 (unaudited)
                      and March 31, 2003 ..................................................................     3

                 Consolidated statements of operations (unaudited) - Three and six months ended
                      September 30, 2003 and 2002 .........................................................     4

                 Consolidated statements of cash flows (unaudited) - Six months ended
                      September 30, 2003 and 2002 .........................................................     5

                 Notes to consolidated financial statements (unaudited) - September 30, 2003 ..............    6-9

Item 2.          Management's Discussion and Analysis of Financial Condition and Results of Operations ....   10-12

Item 3.          Quantitative and Qualitative Disclosure about Market Risk ................................     12

Item 4.          Controls and Procedures ..................................................................     13

Part II.  Other Information

Item 1.          Legal Proceedings ........................................................................     14

Item 2.          Changes in Securities and Use of Proceeds ................................................     14

Item 3.          Defaults upon Senior Securities ..........................................................     14

Item 4.          Submission of Matters to a Vote of Security Holders ......................................     14

Item 5.          Other Information ........................................................................     14

Item 6.          Exhibits and Reports on Form 8-K .........................................................   15-16

Signatures ................................................................................................     17

Exhibits ..................................................................................................     18

Part I.  Financial Information

Pemstar Inc.
Consolidated Balance Sheets
(In thousands, except per share data)

                                                                                     September 30,        March 31
                                                                                         2003               2003
                                                                                   ---------------     --------------
Assets                                                                                (Unaudited)        (Note A)
Current assets
   Cash and equivalents                                                            $    17,468         $    32,762
   Restricted cash                                                                       2,599               4,268
   Accounts receivable, net                                                            110,428             112,316
   Recoverable income taxes                                                                496                 282
   Inventories                                                                          77,753              69,279
   Unbilled services                                                                    14,370              10,797
   Deferred income taxes                                                                    39                  35
   Prepaid expenses and other                                                           14,301               7,474
                                                                                   -----------         -----------
Total current assets                                                                   237,454             237,213

Property, plant and equipment                                                          155,757             148,659
Less accumulated depreciation                                                          (66,006)            (55,459)
                                                                                   -----------         -----------
                                                                                        89,751              93,200

Goodwill, net                                                                           33,781              33,771
Deferred income taxes                                                                    1,780               1,705
Other assets                                                                             7,311               6,173
                                                                                   -----------         -----------
Total assets                                                                       $   370,077         $   372,062
                                                                                   ===========         ===========

Liabilities and shareholders' equity
Current liabilities
   Current maturities of long-term debt                                            $    57,914         $    22,446
   Current maturities of capital lease obligations                                       2,775               5,288
   Accounts payable                                                                     93,473              88,083
   Income taxes payable                                                                     90                 191
   Accrued expenses and other                                                           20,553              22,631
                                                                                   -----------         -----------
Total current liabilities                                                              174,805             138,639

Long-term debt, less current maturities                                                  9,547              56,127
Capital lease obligations, less current maturities                                      12,144              12,843
Other liabilities and deferred credits                                                   9,412               4,586

Shareholders' equity
   Common stock, par value $0.01 per share--authorized 150,000 shares, issued and outstanding 45,067 shares at September 30, 2003 and 37,486 shares at
     March 31, 2003                                                                        451                 375
Additional paid-in capital                                                             255,247             234,943
Accumulated other comprehensive income (loss)                                            1,877                 (14)
Accumulated deficit                                                                    (92,723)            (74,928)
Loans to shareholders                                                                     (683)               (509)
                                                                                   -----------         -----------
                                                                                       164,169             159,867
                                                                                   -----------         -----------
Total liabilities and shareholders' equity                                         $   370,077         $   372,062
                                                                                   ===========         ===========

See notes to consolidated financial statements.

Pemstar Inc.
Consolidated Statements of Operations (Unaudited)
(In thousands, except per share data)

                                                           Three Months Ended        Six Months Ended
                                                             September 30,             September 30,
                                                        -----------------------   ----------------------
                                                          2003          2002         2003         2002
                                                          ----          ----         ----         ----
Net sales                                               $ 150,550    $ 176,382    $ 296,050    $ 329,486
Cost of goods sold                                        138,665      168,495      277,583      320,931
                                                        ---------    ---------    ---------    ---------
Gross profit                                               11,885        7,887       18,467        8,555

Selling, general and administrative expenses               12,039       13,817       24,319       28,235
Restructuring and impairment charges                        4,757          924        8,212        3,880
                                                        ---------    ---------    ---------    ---------
Operating loss                                             (4,911)      (6,854)     (14,064)     (23,560)

Other (income) expense - net                                 (411)         164         (697)         187
Interest expense- net                                       2,111        2,596        4,150        5,431
                                                        ---------    ---------    ---------    ---------
Loss before income taxes and cumulative effect of
  accounting change                                        (6,611)      (9,614)     (17,517)     (29,178)

Income tax expense                                            198          351          278          623
                                                        ---------    ---------    ---------    ---------
Loss before cumulative effect of accounting change         (6,809)      (9,965)     (17,795)     (29,801)

Cumulative effect of accounting change                          -            -            -       (5,346)
                                                        ---------    ---------    ---------    ---------
Net loss                                                $  (6,809)   $  (9,965)   $ (17,795)   $ (35,147)
                                                        =========    =========    =========    =========


Basic and diluted loss per common share:
   Loss before cumulative effect of accounting change   $   (0.17)   $   (0.27)   $   (0.46)   $   (0.81)
   Cumulative effect of accounting change                       -            -            -        (0.14)
                                                        ---------    ---------    ---------    ---------
   Net loss                                             $   (0.17)   $   (0.27)   $   (0.46)   $   (0.95)
                                                        =========    =========    =========    =========

Shares used in computing basic and diluted loss per
  common share:                                            40,265       37,038       38,907       36,904
                                                        =========    =========    =========    =========

See notes to consolidated financial statements.

Pemstar Inc.
Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

                                                                                    Six Months Ended
                                                                                     September 30,
                                                                             -------------------------------
                                                                                 2003               2002
                                                                                 ----               ----
Cash flows from operating activities:
   Net loss                                                                  $  (17,795)        $  (35,147)
   Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
       Depreciation                                                              10,884             10,092
       Amortization                                                                 739                983
       Cumulative effect of accounting change                                         -              5,346
       Deferred revenue                                                            (394)              (180)
       Non-cash restructuring charges and other                                   1,090                774
   Change in operating assets and liabilities:
     Accounts receivable                                                          2,831              9,727
     Inventories                                                                 (7,663)            10,880
     Prepaid expenses and other                                                 (10,444)             7,893
     Accounts payable                                                             4,601              3,598
     Accrued expenses and other                                                   2,824              4,714
                                                                             ----------        -----------
         Net cash (used in) provided by operating activities                    (13,327)            18,680

Cash flows (used in) investing activities:
   Decrease in restricted cash                                                    1,669              1,375
   Purchases of property and equipment                                           (7,250)            (6,045)
   Other                                                                             53                  1
                                                                             ----------        -----------
         Net cash (used in) investing activities                                 (5,528)            (4,669)

Cash flows provided by (used in) financing activities:
   Proceeds from employee stock sales                                               256                682
   Proceeds from sale of stock                                                   20,123                  -
   Principal payments on long-term borrowings                                   (57,629)           (35,498)
   Proceeds from long-term borrowings                                            42,239             18,234
   Other                                                                         (1,648)             1,638
                                                                             ----------        -----------
         Net cash provided by (used in) financing activities                      3,342            (14,944)

Effect of exchange rate changes on cash                                             219                 53
                                                                             ----------        -----------
         Net (decrease) in cash and cash equivalents                            (15,294)              (880)

Cash and cash equivalents:
   Beginning of period                                                           32,762             11,483
                                                                             ----------        -----------
   End of period                                                             $   17,468        $    10,603
                                                                             ==========        ===========

See notes to consolidated financial statements.

Pemstar Inc.
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2003
(Dollars and share amounts in thousands, except per share data)

Note A--Basis of Presentation and Accounting Policies

The accompanying unaudited condensed consolidated financial statements of Pemstar Inc. (the Company) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended September 30, 2003, are not necessarily indicative of the results that may be expected for the year ending March 31, 2004.

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

Stock-Based Compensation

During the three and six months ended September 30, 2003, employees exercised stock options to acquire 4 and 8 shares at an average exercise price of $1.21 and $1.35 per share, respectively, and purchased 71 and 98 shares under the employee stock purchase plan at an average price of 2.65 and $2.50 per share, respectively.

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

                                                       Three Months Ended               Six Months Ended
                                                          September 30,                   September 30,
                                                    --------------------------     ----------------------------
                                                       2003           2002            2003            2002
                                                       ----           ----            ----            ----
         Net loss:
         As reported                                $ (6,809)       $ (9,965)       $(17,795)       $(35,147)
         Additional compensation expense, net
            of tax                                      (433)           (317)         (1,218)         (1,089)
                                                    --------        --------        --------        --------
         Pro forma                                  $ (7,242)       $(10,282)       $(19,013)       $(36,236)
                                                    ========        ========        ========        ========
         Basic and diluted loss per share:

         As reported                                  $ (.17)         $ (.27)         $ (.46)         $ (.95)
         Pro forma                                      (.18)           (.28)           (.49)           (.98)

New Accounting Pronouncements

Goodwill - Effective April 1, 2002, the Company adopted Statements of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets". Under this standard, goodwill and intangibles with indefinite useful lives are no longer amortized. This standard also requires, at a minimum, an annual assessment of the carrying value of goodwill and other intangibles with indefinite useful lives. If the carrying value of goodwill or an intangible asset exceeds its fair value, an impairment loss shall be recognized. Intangible assets with finite lives are amortized over their estimated useful lives. Prior to fiscal 2003, goodwill and indefinite-lived intangible assets were amortized over periods not exceeding 40 years. Goodwill of $33,781 at September 30, 2003 and $33,771 at March 31, 2003 is net of accumulated amortization of $4,207.

SFAS No. 142 required the Company to complete a transitional impairment review of its goodwill assets. As a result of the Company's completion of its transitional impairment test, the Company recorded as a cumulative effect of a change in accounting principle effective April 1, 2002 a write-off of goodwill in the amount of $5,346 on which the Company recognized no tax benefit. The consolidated statement of operations for the six months ended September 30, 2002 has been changed to reflect the $5,346 amount as a cumulative effect of a change in accounting, which had not been reflected in the Form 10-Q when originally filed in fiscal 2003.

Note B--Inventories

The components of inventories consist of the following:

                                            September 30,         March 31,
                                                2003                2003
                                           ----------------     --------------

Raw materials                              $      58,807        $    57,971
Work in process                                   10,003             10,078
Finished goods                                    12,888              6,611
Less allowance for inventory obsolescence         (3,945)            (5,381)
                                           -------------        -----------
                                           $      77,753        $    69,279
                                           =============        ===========

Note C--Comprehensive Loss

Total comprehensive loss was $5,944 and $10,699 for the three months ended September 30, 2003 and 2002, respectively, and $15,904 and $34,153 (including $5,346 loss on change in accounting principle) for the six months ended September 30, 2003 and 2002, respectively. Comprehensive loss differs from net loss due to unrecognized foreign currency gains and losses.

Note D--Financing Arrangements

In April 2003, the Company entered into a new revolving credit facility that provides up to $90,000 of revolving credit loans and letters of credit and expires in April 2006. The facility, which is limited to the lesser of the facility amount or the available borrowing base, calculated as a percentage of eligible accounts receivable and inventory balances, bears interest until January 4, 2004 at prime plus 1.5% and, thereafter, at prime or Eurodollar rate plus a margin from 0.75% to 1.5%, and 2.75% to 3.5%, respectively, depending on excess available borrowing capacity within the facility. The Company is obligated to pay a monthly fee of 0.5% on the unused portion of the facility. The Company used proceeds to pay off existing domestic revolving credit facilities with IBM Credit Corporation and US Bank. The revolving credit facility is collateralized by substantially all domestic assets and by investments in foreign subsidiaries. At October 31, 2003, the Company had available borrowing capacity of $16.8 million in excess of outstanding borrowings under the facility. The shortfall at September 30, 2003 of minimum Earnings before Interest, Taxes, Depreciation and Amortization from covenant requirements under this facility has been waived by the lender for September 30, 2003. Amounts due under this facility have been classified as current at September 30, 2003 to reflect the expectation that additional shortfalls from the existing agreement's covenants may occur within the next year.

In August and September 2003, the Company issued 6,500 and 975 common shares, respectively in a public offering that netted proceeds of $20,123. The Company used the funds to reduce borrowings under the revolving credit facility, but ultimately plans to use the proceeds to fund expansion and potential acquisition requirements.

Note E--Earnings Per Share Data

Common stock equivalents and their impact on net loss have been excluded from the diluted per share calculation for all periods presented, since the Company incurred net losses and the inclusion of common stock equivalents would have had an anti-dilutive impact. Potentially dilutive securities, which have been excluded, consist of i) unexercised stock options and warrants to purchase 6,135 and 5,447 shares of the Company's Common Stock as of September 30, 2003 and 2002, respectively, and ii) 2,193 shares of the Company's Common Stock issuable upon conversion of convertible debt as of September 30, 2003 and 2002.

Note F--Restructuring and Impairment Charges

A rollforward of restructuring provisions is as follows:

                                                  Employee
                                                Termination
                                                    and       Future
                                                 Severance    Lease
                                                   Costs      Costs      Total
                                                -----------  --------    -----
Fiscal 2003:
Fiscal 2003 restructuring charges                 $ 2,439    $ 1,037    $ 3,476
Cash payments                                      (2,209)      (500)    (2,709)
Foreign currency translation adjustments              112          -        112
                                                  -------    -------    -------
   Reserve balances at March 31, 2003                 342        537        879

Fiscal 2004:
Fiscal 2004 restructuring charges                     796      4,607      5,403
Additions to fiscal 2003 restructuring charges          -      1,426      1,426
Cash payments                                        (746)      (677)    (1,423)
Foreign currency translation adjustments               36          -         36
                                                  -------    -------    -------
Reserve balances at September 30, 2004            $   428    $ 5,893    $ 6,321
                                                  =======    =======    =======

During the quarter ended June 30, 2003, the Company recorded charges of $3,455 for restructuring related costs as a result of a Company initiative based upon a strategic review of the Company's primary products and business aimed at optimizing and aligning its manufacturing capacity with customer demand, while positioning the Company for stronger operating results. During the quarter ended September 30, 2003, the Company recorded charges of $4,757 for costs related to consolidation of the Mountain View, California facilities into the San Jose, California facilities. The fiscal 2004 restructuring charges consisted of asset write-downs of $1,383 for machinery and equipment; $796 for employee termination and severance costs related to approximately 100 salaried and hourly employees located primarily at three domestic operating sites; and $6,033 for adjustment of expected future lease costs, associated with the closing of one California facility in fiscal 2003 and one additional California facility in fiscal 2004. The fiscal 2004 restructuring actions taken pertain to operations for those businesses and locations experiencing negligible or negative growth due to continued market declines in the Communications and Optical business sectors. Certain machinery and equipment were written down to their estimated fair values by recording a charge, in the six months ended September 30, 2003, of $1,383. The write-down of these assets was primarily as a direct result of the continued decline in the optical business sector, which has resulted in excess capacity and under-utilized machinery and equipment.

During the quarter ended June 30, 2002, the Company recorded charges of $2,956 for restructuring consisting of $1,146 for employee termination and severance costs related to approximately 130 salaried and hourly employees located at various worldwide operating sites; and $1,037 for lease termination costs, net of anticipated sublease rental of $1,649, and $773 of asset write-downs, associated with the closing of one facility. During the quarter ended September 30, 2002, the Company recorded special charges of $924 for employee termination and severance costs related to approximately 120 salaried and hourly employees located at various worldwide operating sites.

As of September 30, 2003, approximately $668 and $3,465 of cash payments had been made against the accrual associated with the fiscal 2004 and 2003 charges, respectively.

Note G--Cash Requirements

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred operating losses of $4,911 and $14,064 for the three and six months ended September 30, 2003, which included $3,455 and $8,212 of restructuring costs during the respective periods. The Company continues to evaluate its operations to determine the need for further restructuring in response to market conditions. The Company's ability to continue to fund its operations and to grow the business depends on its ability to generate positive cash flow from operations or obtain additional sources of funds for working capital.

The revolving credit facility requires the maintenance of certain minimum cash flow levels. The Company obtained a waiver from its lenders providing relief for the violation of these covenants at September 30, 2003 (See Note D). The Company's operating plan includes initiatives to reduce specific cash expenditures related to general and administrative expenses.

Compliance by the Company with certain covenants in its credit facility is dependent upon the Company achieving certain revenue and expense targets in its fiscal 2004 operating plan. There is an expectation that additional shortfalls from the existing agreement's covenants may occur within the next year. The Company will be in discussions with its lenders to address these possible adjustments. The Company believes that, if necessary, it would be able to secure additional financing from its lenders or sell additional Company equity securities; however, there can be no assurance that such funding can be obtained or that future credit facility violations will be waived.

Management believes that, as a result of: i) the restructuring actions it has taken to reduce cash expenditures, ii) the efforts it continues to make to increase revenues from continuing customers and to generate new customers in various industry sectors, and iii) the execution of a new revolving credit facility that provides additional borrowing capacity, it will have sufficient cash flows to meet its revised operating plan. However, there can be no assurance that such revised financial plan will be met.

Item 2--Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Net sales - Net sales for the second quarter of fiscal 2004 decreased 14.6% to $150.6 million from $176.4 million for the comparable three months of the prior fiscal year. These amounts include sales of excess inventory of $4.2 million and $14.4 million, respectively, representing a $10.2 million decrease in net sales. The remaining decrease in net sales was due to reduced requirements with communications and data storage customers partially offset by increases in our Asian industrial market. The decline in sales to the communications market was primarily from wireless and Asian handset customers. Net sales for the six months ended September 30, 2003 decreased 10.1% to $296.1 million compared to $329.5 million for the same period last year. These totals include sales of excess inventory of $5.2 million and $15.9 million for fiscal 2004 and fiscal 2003, respectively. This decline was in part a result of reduced consumer spending in Asia due to the outbreak of Severe Acute Respiratory Syndrome in the first quarter. The Company's five largest customers in the second quarter and first half of fiscal 2004 accounted for approximately 48.4% and 47.7%, respectively, with IBM comprising 22.5% of net sales in the second quarter of fiscal 2004.

Gross profit - Gross profit increased $4.0 million in the second quarter of fiscal 2004 to $11.9 million (7.9% of net sales) from $7.9 million (4.5% of net sales) in the same quarter of fiscal 2003. Gross profit increased $9.9 million during the first six months of fiscal 2004 to $18.5 million (6.2% of sales) from $8.6 million (2.6% of sales) in the same period of fiscal 2003. Higher gross profit stemmed primarily from cost savings from current and prior fiscal year restructuring actions and the decreased level of inventory write-offs partially offset by lower gross profit from reduced communications sales volume at low-cost Asian operations. We incurred inventory write-downs of $6.0 million in the first half of fiscal 2003 primarily as a result of customer financial difficulties and bankruptcies, which compares to no significant write-downs of inventory during the first half of fiscal 2004.

Selling, general and administrative expenses - Selling, general and administrative expenses were $12.0 million (8.0% of net sales) in the second quarter of fiscal 2004, a decrease of $1.8 million from $13.8 million (7.8% of net sales) for the same quarter of fiscal 2003. Selling, general and administrative expenses were $24.3 million (8.2% of sales) during the first six months of fiscal 2004, a decrease of $3.9 million from $28.2 million (8.6% of sales) for the same period of fiscal 2003. The decrease during the three and six-month period ended September 30, 2003, was the result of cost savings from current and prior year restructuring actions and a decrease in the amount of bad debt expense. We incurred bad debt expense of $3.6 million for the first half of fiscal 2003, which compares to no significant write-downs of bad debt expense during the first half of fiscal 2004.

Restructuring costs - Restructuring costs of $4.8 million, consisting of $4.6 million for future lease costs, $.1 million for asset write-downs, and $.1 million for employee termination and severance costs were recognized in the second quarter of fiscal 2004. The costs represent the completion of restructuring costs totaling $8.2 million for the six months ended September 30, 2003, all of which are related to the decision to consolidate the San Jose and Mountain View, CA, operations into one site, to close four smaller, leased locations and make certain domestic workforce reductions. The full program was undertaken to rescale physical space and employee counts in businesses and locations experiencing negligible or negative growth due to the continued market declines in the Communications and Optical business sectors that we operate in.

Amortization - As a result of adopting SFAS No. 142, "Goodwill and Other Intangible Assets", on April 1, 2002, the Company recorded an impairment charge of $5.3 million at the April 1, 2002 transition date for the cumulative effect of a change in accounting principle, which has been reflected in the six months ended September 30, 2002 as a restatement of prior year reported results.

Interest expense - Our interest expense decreased $.5 million to $2.1 million for the second quarter of fiscal 2004 from $2.6 million for the same period of fiscal 2003. Interest expense decreased $1.3 million to $4.2 million for the six months ended September 30, 2003 from $5.4 million for the same period of fiscal 2003. The decreased level of interest expense was primarily due to reduced interest costs and fees from lower borrowing levels.

Other (income) expense - Other (income) expense net was ($.4) million for the second quarter of fiscal 2004 compared to $.2 million for the second quarter of fiscal 2003. The change consists primarily of income recognized from domestic government grant programs and exchange gains in certain international operations in fiscal 2004. Other (income) expense net changed from $.2 million expense to ($.7) million income for the six months ended September 30, 2002 and September 30, 2003 respectively, for the same reasons.

Income tax expense - Income tax expense was $.2 million (3.0% effective tax rate) for the second quarter of fiscal 2004, compared to $.4 million (3.7% effective tax rate) for the second quarter of fiscal 2003. For the first half of fiscal 2004, the income tax expense was $.3 million (1.6% effective tax rate) compared to $.6 million (2.1% effective tax rate) for the first half of fiscal 2003. The effective rates remain very low, consistent with prior year results, given the current operating loss and the carryforward of prior net operating losses, primarily in the United States, and the inability to recognize the benefit of carryforward losses and the low or zero incentive income tax rates in most profitable foreign operations.

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

As of September 30, 2003, the Company had cash and cash equivalent balances of $17.5 million and total bank, other interest bearing debt and capital lease obligations totaling $82.4 million. Included therein, we had approximately $35.1 million outstanding under our domestic revolving credit facility, $18.1 million outstanding in facilities for our China operation and $5.6 million outstanding under our Thailand credit facility. Each credit facility bears interest on outstanding borrowings at variable interest rates, which as of September 30, 2003 were 5.5% for the domestic revolving credit facility, 5.0% for the China facilities and 5.0% for the Thailand facility. At October 31, 2003, the Company had available borrowing capacity of $16.8 million in excess of outstanding borrowings under the domestic facility. These credit facilities are secured by substantially all of our assets.

The domestic revolving credit facility requires the maintenance of certain minimum cash flow levels. At the end of its second fiscal quarter of 2004, the Company obtained waivers of its violation of Earnings before Interest, Taxes, Depreciation and Amortization covenants in the facilities agreement from its lenders providing relief at September 30, 2003. The credit facility requires consent of the lenders for certain investments and acquisitions.

Net cash (used in) operating activities for the first six months of fiscal 2004 was $(13.3) million compared to net cash provided of $18.7 million for the comparable period of the prior fiscal year. Decreased net cash from operating activities in fiscal 2004 was attributable primarily to increased balances in inventories and prepaid expenses and other current assets, partially offset by a decrease in the accounts receivable balance.

Net cash (used in) investing activities for the six months ended September 30, 2003 was $(5.5) million compared to net cash used of $(4.7) million for the comparable period of the prior fiscal year. This increase in cash used resulted primarily from the increase in capital expenditures in our Asian operations. During the remainder of fiscal 2004, the Company expects to satisfy its remaining March 31, 2003 obligations, of approximately $3.4 million for historic business acquisitions and Asian expansion, in a combination of cash and foreign debt financing.

Net cash (used in) provided by financing activities for the six months ended September 30, 2003 was $3.3 million compared to net cash used of $(14.9) million for the comparable period of the prior fiscal year. Debt repayments net of borrowings were $(15.4) million for the first six months of fiscal 2004, compared to $(17.3) million for the comparable prior year period. During the second quarter of fiscal 2004, the Company completed an offering of 7.5 million shares of its common stock. Net proceeds of $20.1 million from the transaction are being used to reduce available lines of credit usage, pending their expected use to fund working capital and potential acquisitions.

Our continued viability depends on our ability to generate sufficient cash from operations or obtain additional sources of funds for working capital. Our ability to maintain sufficient liquidity depends, in part, on our achieving anticipated revenue targets and intended expense reductions form our restructuring activities. We believe that as a result of: i) the restructuring actions taken in fiscal 2003 and further actions completed in fiscal 2004 to reduce cash expenditures, ii) the efforts we continue to make to increase revenues from continuing customers, as well as efforts to generate new customers in various industry sectors, and iii) our new revolving credit facility, which provides additional borrowing capacity, we have sufficient cash flow to meet our needs for the remainder of fiscal 2004. We may not achieve these targets or realize the intended expense reductions. Based on the third quarter guidance announced October 28, 2003, and the financial covenants currently in effect under domestic credit facilities, the Company expects to be required to seek waivers or adjustments to the covenants from its lenders. The Company believes that it will be able to obtain these waivers or adjustments, if required.

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

Forward-looking Statements

This discussion contains certain "forward-looking" statements. These forward-looking statements may contain statements of intent, belief or current expectations of Pemstar Inc. and its management. Such forward-looking statements are not guarantees of future results and involve risks and uncertainties that may cause actual results to differ materially from the potential results discussed in the forward-looking statements. In addition to factors discussed above, risks and uncertainties that may cause such differences include but are not limited to: a continued decline in economic conditions or a recession; continued reduction in end user demand in Asia due to the outbreak of Severe Acute Respiratory Syndrome (SARS); market disruption caused by the effects of the September 11, 2001, or future terrorist attacks in the United States and the engagement of military forces of the United States and its allies in other parts of the world, as well as any future events in response to these developments, including rumors or threats of war, actual conflicts or trade disruptions; changes in demand for electronics manufacturing and design services; changes in demand by major customers due to cancellations, reductions or delays of orders; shortages or price fluctuations in component parts; difficulties managing our expansion and integrating acquired businesses; increased competition and other risk factors listed from time to time in the Company's Securities and Exchange Commission filings, including but not limited to Exhibit 99 of the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2003. The foregoing list is not exhaustive and the Company disclaims any obligation to subsequently revise any forward-looking statements to reflect events or circumstances after the date of such statements.

Item 3--Quantitative and Qualitative Disclosure about Market Risk

The Company realized unrecognized gains of $865 and $1,891 for the first three and six months of fiscal 2004, respectively, resulting in a net accumulated unrecognized other comprehensive gain of $1,877 as of

September 30, 2003. These gains resulted primarily from changes in the exchange rate of the Thai Baht and the Euro in relationship to the United States dollar applied to our net invested asset currency exposure in the Thailand and Netherlands ($10,794 and $11,391, respectively, at September 30, 2003). Additional credit facilities denominated in local currencies of foreign locations are designed to limit risks.

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

Item 4--Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders was held on July 24, 2003 at the main offices of the Company at 3535 Technology Drive NW, Rochester, Minnesota. Since a quorum was not present, the business meeting was adjourned and later reconvened on August 5, 2003 at the same location. The stockholders took the following actions (with voting tallies, from eligible voting shares, as noted):

         i. Elected three Class II directors for terms expiring in 2006 as disclosed in the Company's Proxy Statement effective June 30, 2003. (Allen J. Berning: Votes for - 18,259,331, withheld - 1,445,089; Gregory S. Lea: Votes for - 19,529,917, withheld - 174,503; Wolf Michel: Votes for - 19,498,853, withheld - 205,567). The following directors' terms of office continued after the meeting: Thomas A. Burton, Kenneth Hendrickson, Michael Odrich and Bruce M. Jaffe.

         ii. Amended the Pemstar Inc. 2000 Employee Stock Purchase Plan to increase the number of shares available for purchase under the Plan by 500,000 shares. (Votes for - 19,193,568, against - 434,189, abstained -76,663)

         iii. Ratified the appointment of Ernst & Young LLP as independent public accountants for the fiscal year ending March 31, 2004. (Votes for-19,501,255, against - 168,613, abstained - 34,552)

Item 5--Other Information

Not applicable.

Item 6--Exhibits and Reports on Form 8-K

(a) Exhibits.

     3.1 Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-3 (File No. 333-75284).

     3.2 Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-1 (File No. 333-37162).

     4.1 Form of Promissory Note (incorporated by reference to Exhibit 10.6 to the Company's Registration Statement on Form S-1 (File No. 333-37162).

     4.2 Form of Certificate of Common Stock of the Company (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-1 (File No. 333-37162).

     4.3 Rights Agreement, dated as of August 11, 2000, between the Company and Wells Fargo Bank, N.A., as Rights Agent (incorporated by reference to
          Exhibit 4.2 to the Company's Registration Statement on Form S-3 (File No. 333- 75284).

     4.4 Amended and Restated Rights Agreement Amendment by and between the Company and Wells Fargo Bank Minnesota, N.A. dated May 8, 2002 (incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form 8-A/A filed on July 29, 2002).

     4.5 Form of Indenture relating to Senior Debt Securities (incorporated by reference to Exhibit 4.7 to the Company's Registration Statement on Form S-3 (File No. 333-75284).

     4.6 Form of Indenture relating to Subordinated Debt Securities (incorporated by reference to Exhibit 4.8 to the Company's Registration Statement on Form S-3 (File No. 333-75284).

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

     12.1 Computation of Ratio of Earnings to Fixed Charges.

     31.1 Certification of Chief Executive Officer pursuant to Rules 13a-14(a)/15d-14(a) (Section 302 Certification).

     31.2 Certification of Chief Financial Officer pursuant to Rules 13a-14(a)/15d-14(a) (Section 302 Certification).

     32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C.ss.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C.ss.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)  1.   The Company "furnished" (in accordance with Item 12 of Form 8-K) a
          Form 8-K on:

          i. July 2, 2003, announcing its revision of its earnings outlook for the quarter ended June 20, 2003.

          ii. July 23, 2003, announcing the Company's earnings for the quarter ended June 30, 2003.

     2.   The Company filed a Form 8-K on:

          iii. August 7, 2003, announcing the filing of a preliminary prospectus for the sale of 6.5 million of its common shares.

          iv. August 20, 2003, announcing the signing of an underwriting agreement with Needham and Company, Inc. and U.S. Bancorp Piper Jaffrey Inc. for the sale of 6.5 million of its common shares at $2.90 per share, together with granting of a thirty-day option on an additional 975,000 shares at the same price.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   Pemstar Inc.

Date:      November 10, 2003         /s/ Allen J. Berning
     ----------------------------  ---------------------------------------------
                                   Allen J. Berning
                                   Chairman and Chief Executive Officer

Date:      November 10, 2003         /s/ Gregory S. Lea
     ----------------------------  ---------------------------------------------
                                   Gregory S. Lea
                                   Executive Vice President and Chief Financial
                                     Officer

EXHIBIT INDEX

Exhibit No.
-----------

3.1 Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-3 (File No. 333-75284).

3.2 Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-1 (File No. 333-37162).

4.1 Form of Promissory Note (incorporated by reference to Exhibit 10.6 to the Company's Registration Statement on Form S-1 (File No. 333-37162).

4.2 Form of Certificate of Common Stock of the Company (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-1 (File No. 333-37162).

4.3 Rights Agreement, dated as of August 11, 2000, between the Company and Wells Fargo Bank, N.A., as Rights Agent (incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-3 (File No. 333- 75284).

4.4 Amended and Restated Rights Agreement Amendment by and between the Company and Wells Fargo Bank Minnesota, N.A. dated May 8, 2002 (incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form 8-A/A filed on July 29, 2002).

4.5 Form of Indenture relating to Senior Debt Securities (incorporated by reference to Exhibit 4.7 to the Company's Registration Statement on Form S-3 (File No. 333-75284).

4.6 Form of Indenture relating to Subordinated Debt Securities (incorporated by reference to Exhibit 4.8 to the Company's Registration Statement on Form S-3 (File No. 333-75284).

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

12.1          Computation of Ratio of Earnings to Fixed Charges.

31.1 Certification of Chief Executive Officer pursuant to Rules 13a-14(a)/15d-14(a) (Section 302 Certification).

31.2 Certification of Chief Financial Officer pursuant to Rules 13a-14(a)/15d-14(a) (Section 302 Certification).

32.1          Certification pursuant to 18 U.S.C.ss.1350, as adopted pursuant to
              Section 906 of
              the Sarbanes-Oxley Act of 2002.

32.2          Certification pursuant to 18 U.S.C.ss.1350, as adopted pursuant to
              Section 906 of the Sarbanes-Oxley Act of 2002.