Form 10-K/A
period 2003-03-31
PEMSTAR INC
filed 2004-02-17
CIK 924829

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended March 31, 2003

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File No. 000-31223

Pemstar Inc.

(Exact name of registrant as specified in its charter)

Minnesota	41-1771227
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3535 Technology Drive N.W. Rochester, Minnesota	55901
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (507) 288-6720

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

☒Yes     ☐No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). ☐Yes     ☒No

The aggregate market value of voting stock held by non-affiliates of the registrant, as of September 30, 2002, was approximately $45,023,403 (based on the last sale price of such stock as reported by the Nasdaq Stock Market National Market).

The number of shares outstanding of the registrant’s common stock, $.01 par value, as of June 25, 2003, was 37,560,867.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Annual Report to Shareholders for the fiscal year ended March 31, 2003 are incorporated by reference into Parts II and IV. Portions of the registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held July 24, 2003 are incorporated by reference into Part III.

EXPLANATORY NOTE

This Form 10-K/A of Pemstar Inc. (together with its subsidiaries collectively referred to as “we”, “us” and “our”) is being filed for the purpose of amending and restating Items 6, 7 and 8 of Part II and Item 15 of Part IV of our Form 10-K for the fiscal year ended March 31, 2003, filed July 10, 2003 (the “2003 Form 10-K”), to reflect the restatement of our Consolidated Financial Statements as of and for the fiscal years ended March 31, 2003 and March 31, 2002 and update certain information regarding domestic credit facilities. We restated our Consolidated Financial Statements as of and for the fiscal years ended March 31, 2003 and March 31, 2002 to properly classify our revolving line of credit as a current liability. Subsequent to the filing of our 2003 Form 10-K we determined with the assistance of our accountants, that, in accordance with the Emerging Issues Task Force conclusions on Issue Number 95-22, “Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements That Include both a Subjective Acceleration Clause and a Lock-Box Arrangement” (“EITF 95-22”), our domestic revolving line of credit should be classified as a current liability. This reclassification had no effect on our total assets, total shareholders’ equity, net sales, operating loss, net loss or net cash flow provided by or (used in) operating activities for any period. The information in this Form 10-K/A does not reflect any subsequent information or events other than the restatement set forth below. The changes made to our previously filed 2003 Form 10-K only relate to such restatement and domestic credit facilities information update.

PART II.

We hereby amend and restate Item 6, 7 and 8 of the 2003 Form 10-K as follows:

ITEM 6. SELECTED FINANCIAL DATA

The information required by this item is incorporated by reference from the information under the caption “Selected Financial Data” on pages 10 through 11 of our Annual Report, which is attached hereto as Exhibit 13.1.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

                OPERATIONS

The information required by this item is incorporated by reference from the information under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 12 through 20 of our Annual Report, which is attached hereto as Exhibit 13.1.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item concerning financial statements is incorporated by reference from the information contained on pages 21 through 37 of our Annual Report, which is attached hereto as Exhibit 13.1. The information required by this item concerning supplementary financial information is incorporated by reference from the information on page 39 of our Annual Report under the caption “Quarterly Results of Operations(Unaudited)”, which is attached hereto as Exhibit 13.1.

PART IV.

We herby amend and restate Item 15 as follows:

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) Financial Statements

The following consolidated financial statements of Pemstar Inc. and subsidiaries and the Independent Auditors’ Report thereon, included in Part II, Item 8, hereof:

Report of Independent Auditors

Consolidated Balance Sheets — March 31, 2003 and March 31, 2002

Consolidated Statements of Operations — Years ended March 31, 2003, March 31, 2002 and March 31, 2001

Consolidated Statement of Shareholders’ Equity — Years ended March 31, 2003, March 31, 2002 and March 31, 2001

Consolidated Statements of Cash Flows — Years ended March 31, 2003, March 31, 2002 and March 31, 2001

Notes to Consolidated Financial Statements

(a)(2) Financial Statement Schedules

The consolidated financial statement schedule of Pemstar Inc. and subsidiaries, required to be filed as part of this Form 10-K are listed below and is included at the end of this Report.

Schedule II – Valuation and Qualifying Accounts – Years ended March 31, 2003, March 31, 2002 and March 31, 2001

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

(a)(3) Exhibits – Exhibits filed with this amendment

13.1	Portions of the 2003 Annual Report to Shareholders incorporated by reference herein.

23.1	Consent of Ernst & Young LLP.

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a)/15d-14(a) (Section 302 Certification).

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a)/15d-14(a) (Section 302 Certification).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(c)	Exhibits

See Exhibit Index and Exhibits attached to this Report.

(d)	Financial Statement Schedules

See Financial Statement Schedule included at the end of this Report.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Rochester, State of Minnesota.

PEMSTAR INC.

Date:	February 10, 2004	By:	/s/ Allen J. Berning

Allen J. Berning Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated

Signature	Title	Date

/s/ Allen J. Berning Allen J. Berning	Chairman, Chief Executive Officer and Director (principal executive officer)	February 10, 2004

/s/ Greg S. Lea Greg S. Lea	Chief Financial Officer and Director (principal financial officer)	February 10, 2004

* Thomas A. Burton	Director	February 10, 2004

* Kenneth E. Hendrickson	Director	February 10, 2004

* Bruce M. Jaffe	Director	February 10, 2004

Wolf Michel	Director

* Michael Odrich	Director	February 10, 2004

/s/ Larry R. Degen Larry R. Degen	Vice President, Principal Accounting Officer (principal accounting officer)	February 10, 2004

* /s/ Greg S. Lea Greg S. Lea, as attorney-in-fact for directors indicated above

Schedule II—Valuation and Qualifying Accounts

Pemstar Inc.

Col. A.	Col. B	Col. C		Col. D		Col. E
(Amounts in thousands)		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts- Described	Deductions Described		Balance at End of Period
YEAR ENDED MARCH 31, 2003
Reserve and allowances deducted from accounts:
Allowance for uncollectible accounts	$8,724	$2,214	$—	$7,455	(1)	$3,483
Allowance for inventory obsolescence	6,676	8,055	—	9,350	(2)	5,381
Allowance for deferred tax assets	26,962	8,553	—	—		35,515

YEAR ENDED MARCH 31, 2002
Reserve and allowances deducted from accounts:
Allowance for uncollectible accounts	1,234	8,228	—	738	(1)	8,724
Allowance for inventory obsolescence	2,154	5,440	—	918	(2)	6,676
Allowance for deferred tax assets	—	26,962	—	—		26,962

YEAR ENDED MARCH 31, 2001
Reserve and allowances deducted from accounts:
Allowance for uncollectible accounts	553	696	—	15	(1)	1,234
Allowance for inventory obsolescence	573	1,747	—	166	(2)	2,154

(1)	Write-off of accounts receivable determined to be uncollectible.
(2)	Disposal of obsolete inventories.

EXHIBIT INDEX

Exhibit No.

13.1	Portions of the 2003 Annual Report to Shareholders incorporated by reference herein.

23.1	Consent of Ernst & Young LLP.

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a)/15d-14(a) (Section 302 Certification).

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a)/15d-14(a) (Section 302 Certification).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.