Form 10-Q/A
period 2003-06-30
PEMSTAR INC
filed 2004-02-17
CIK 924829

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE PERIOD ENDED June 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE PERIOD From to .

Commission file number 000-31223

PEMSTAR INC.

(Exact name of registrant as specified in its charter)

Minnesota	41-1771227
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3535 TECHNOLOGY DRIVE N.W.

ROCHESTER, MN 55901

(Address of principal executive officers)

(Zip Code)

(507) 288-6720
(Registrant’s telephone number, including area code)

Not applicable
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practical date.

Common Stock, $0.01 Par Value — 37,574,489 shares as of August 1, 2003.

EXPLANATORY NOTE

This Form 10-Q/A of Pemstar Inc. (together with its subsidiaries collectively referred to as “we”, “us” and “our”) is being filed for the purpose of amending and restating Part I, Item 1 of our Form 10-Q for the fiscal quarter ended June 30, 2003, filed August 7, 2003 (the “June 2003 Form 10-Q”), to reflect the restatement of our Consolidated Financial Statements as of March 31, 2003. We restated our Consolidated Financial Statements as of March 31, 2003 to properly classify our revolving line of credit as a current liability. Subsequent to the filing of our June 2003 Form 10-Q we determined with the assistance of our accountants, that, in accordance with the Emerging Issues Task Force conclusions on Issue Number 95-22, “Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements That Include both a Subjective Acceleration Clause and a Lock-Box Arrangement” (“EITF 95-22”), our domestic revolving line of credit should be classified as a current liability. This reclassification had no effect on our total assets, total shareholders’ equity, net sales, operating loss, net loss or net cash flow provided by or (used in) operating activities for any period. Other than as expressly state herein, the information in this Form 10-Q/A does not reflect any subsequent information or events other than the restatement set forth below. The changes made to our previously filed June 2003 Form 10-Q only relate to such restatement.

Index

Pemstar Inc.

Part I; Item 1. Financial Information We hereby amend and restate Item 1 as follows:

Pemstar Inc.

Consolidated Balance Sheets

(In thousands, except per share data)

	June 30, 2003	March 31, 2003
Assets	(Unaudited)	(Restated See Note A)
Current assets
Cash and equivalents	$8,733	$32,762
Restricted cash	2,399	4,268
Accounts receivable, net	116,772	112,316
Recoverable income taxes	435	282
Inventories, net	72,061	69,279
Unbilled services	13,355	10,797
Deferred income taxes	40	35
Prepaid expenses and other	8,354	7,474

Total current assets	222,149	237,213

Property, plant and equipment	150,201	148,659
Less accumulated depreciation	(60,480)	(55,459)

	89,721	93,200

Goodwill, net	33,771	33,771
Deferred income taxes	1,741	1,705
Other assets	7,530	6,173

Total assets	$354,912	$372,062

Liabilities and shareholders’ equity
Current liabilities
Revolving credit facilities and current maturities of long-term debt	$73,963	$68,297
Current maturities of capital lease obligations	3,148	5,288
Accounts payable	83,991	88,083
Income taxes payable	90	191
Accrued expenses and other	20,306	22,631

Total current liabilities	181,498	184,490

Long-term debt, less current maturities	5,117	10,276
Capital lease obligations, less current maturities	12,497	12,843
Other liabilities and deferred credits	5,888	4,586

Shareholders’ equity
Common stock, par value $0.01 per share—authorized 150,000 shares, issued and outstanding 37,561 shares at June 30, 2003 and 37,486 shares at March 31, 2003	376	375
Additional paid-in capital	235,121	234,943
Accumulated other comprehensive income (loss)	1,012	(14)
Accumulated deficit	(85,914)	(74,928)
Loans to shareholders	(683)	(509)

	149,912	159,867

Total liabilities and shareholders’ equity	$354,912	$372,062

See notes to consolidated financial statements.

Pemstar Inc.

Consolidated Statements of Operations (Unaudited)

(In thousands, except per share data)

	Three Months Ended June 30,
	2003	2002
Net sales	$145,500	$153,104
Cost of goods sold	138,918	152,436

Gross profit	6,582	668
Selling, general and administrative expenses	12,280	14,418
Restructuring costs	3,455	2,956

Operating loss	(9,153)	(16,706)
Other expense (income)-net	(286)	23
Interest expense	2,039	2,835

Loss before income taxes and cumulative effect of accounting change	(10,906)	(19,564)
Income tax expense	80	272

Loss before cumulative effect of accounting change	(10,986)	(19,836)
Cumulative effect of accounting change	-	(5,346)

Net loss	$(10,986)	$(25,182)

Basic and diluted loss per common share:
Loss before cumulative effect of accounting change	$(.29)	$(.54)
Cumulative effect of accounting change	-	(.14)

Net loss	$(.29)	$(.68)

Shares used in computing basic and diluted loss per common share	37,534	36,768

See notes to consolidated financial statements.

Pemstar Inc.

Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Three Months Ended June 30,
	2003	2002
Cash flows from operating activities:
Net loss	$(10,986)	$(25,182)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities
Depreciation	5,481	5,093
Amortization	376	680
Cumulative effect of accounting change	-	5,346
Deferred revenue	(57)	(90)
Deferred income taxes	(41)	(55)
Non-cash restructuring charges and other	1,258	781
Change in operating assets and liabilities:
Accounts receivable	(3,882)	3,859
Inventories	(2,134)	(1,902)
Prepaid expenses and other	(3,678)	3,928
Accounts payable	(4,500)	7,929
Accrued expenses and other	(1,259)	3,208

Net cash (used in) provided by operating activities	(19,422)	3,595
Cash flows (used in) investing activities:
Decrease in restricted cash	1,869	404
Purchases of property and equipment	(2,769)	(2,726)
Other	65	-

Net cash (used in) investing activities	(835)	(2,322)
Cash flows (used in) financing activities:
Proceeds from employee stock sales	179	299
Proceeds from sale of warrants	-	539
Principal payments on debt facilities	(55,399)	(33,588)
Proceeds from debt facilities	52,991	30,930
Proceeds from sale and leaseback	-	1,185
Other	(1,534)	(555)

Net cash (used in) financing activities	(3,763)	(1,190)
Effect of exchange rate changes on cash	(9)	5

Net (decrease) increase in cash and cash equivalents	(24,029)	88
Cash and cash equivalents:
Beginning of period	32,762	11,483

End of period	$8,733	$11,571

See notes to consolidated financial statements.

Pemstar Inc.

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2003

(Dollars and share amounts in thousands, except per share data)

Note A—Basis of Presentation and Accounting Policies

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

The Company restated its Consolidated Balance Sheets as of March 31, 2003 and June 30, 2003 to properly classify its domestic revolving line of credit as a current liability in accordance with the Emerging Issues Task Force conclusions on Issue Number 95-22, “Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements That Include both a Subjective Acceleration Clause and a Lock-Box Arrangement” (“EITF 95-22”). This restatement had no impact on the Company’s results of operations or cash flows for the fiscal year ended March 31, 2003 and quarter ended June 30, 2003. The domestic revolving line of credit is classified as a current liability in accordance with EITF 95-22, since the Loan and Security Agreement contain a subjective acceleration clause and contract provisions that require the cash receipts of the Company to be used to repay amounts outstanding under the credit facility.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Pemstar Inc. Annual Report on Form 10-K, as amended, for the year ended March 31, 2003, filed with the Securities and Exchange Commission.

Stock-Based Compensation

During the first fiscal quarter ended June 30, 2003, employees exercised stock options to acquire 4 shares at an average exercise price of $1.49 per share, and purchased 71 shares under the employee stock purchase plan at an average price of $2.44 per share.

The Company has adopted the pro forma disclosure only requirements of SFAS No. 123, “Accounting for Stock-Based Compensation”, and accordingly, accounts for stock options issued to employees using the intrinsic value method of Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees.” Compensation expense is recorded on the date stock options are granted only if the current fair market value of the underlying stock exceeds the exercise price of the option. Accordingly, no compensation cost has been recognized for grants under these stock option plans since the exercise price equaled the fair market value of the stock on the date of grant. Had compensation cost for stock option grants been based on the grant date fair values of awards (the method described in SFAS No. 123), reported net loss would have been changed to the pro forma amounts reported below.

	Three months ended June 30,
	2003	2002
Net loss
As reported	$(10,986)	$(25,182)
Additional compensation expense, net of tax	(785)	(773)

Pro forma	$(11,771)	$(25,955)

Basic and diluted loss per share:
As reported	$(.29)	$(.68)
Pro forma	(.31)	(.71)

New Accounting Pronouncements

Goodwill – Effective April 1, 2002, the Company adopted Statements of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets”. Under this standard, goodwill and intangibles with indefinite useful lives are no longer amortized. This standard also requires, at a minimum, an annual assessment of the carrying value of goodwill and other intangibles with indefinite useful lives. If the carrying value of goodwill or an intangible asset exceeds its fair value, an impairment loss shall be recognized. Intangible assets with finite lives are amortized over their estimated useful lives. Prior to fiscal 2003, goodwill and indefinite-lived intangible assets were amortized over periods not exceeding 40 years. Goodwill of $33,771 at June 30, 2003 and March 31, 2003 is net of accumulated amortization of $1,860.

SFAS No. 142 required the Company to complete a transitional impairment review of its goodwill assets. As a result of the Company’s completion of its transitional impairment test, the Company recorded as a cumulative effect of a change in accounting principle effective April 1, 2002 a write-off of goodwill in the amount of $5,346 on which the Company recognized no tax benefit. The consolidated statement of operations for the three months ended June 30, 2002 has been changed to reflect the $5,346 amount as a cumulative effect of a change in accounting, which had not been reflected in the Form 10-Q when originally filed in fiscal 2003.

Note B—Inventories

The components of inventories consist of the following:

	June 30, 2003	March 31, 2003
Raw materials	$56,041	$57,971
Work in process	11,376	10,078
Finished goods	9,644	6,611
Less allowance for inventory obsolescence	(5,000)	(5,381)

	$72,061	$69,279

Note C—Comprehensive Loss

Total comprehensive loss was ($9,960) and ($23,454) for the three months ended June 30, 2003 and 2002, respectively. Comprehensive loss differs from net loss due to unrecognized foreign currency gains and losses.

Note D—Financing Arrangements

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

Note E—Earnings Per Share Data

Common stock equivalents and their impact on net loss have been excluded from the diluted per share calculation for all periods presented, since the Company incurred net losses and the inclusion of common stock equivalents would have had an anti-dilutive impact. Potentially dilutive securities, which have been excluded, consist of i) unexercised stock options and warrants to purchase 6,367 and 5,364 shares of the Company’s Common Stock as of June 30, 2003 and 2002, respectively, and ii) 2,193 shares of the Company’s Common Stock issuable upon conversion of convertible debt as of June 30, 2003 and 2002.

Note F—Restructuring Costs

A rollforward of restructuring provisions is as follows:

	Employee Termination and Severance Costs	Future Lease Costs	Total
Fiscal 2003:
Fiscal 2003 restructuring charges	$2,439	$1,037	$3,476
Cash payments	(2,209)	(500)	(2,709)
Foreign currency translation adjustments	112	-	112

Reserve balances at March 31, 2003	342	537	879

Fiscal 2004:
Fiscal 2004 restructuring charges	717	-	717
Cash payments	(513)	(181)	(694)
Additions to fiscal 2003 restructuring charges	-	1,426	1,426
Foreign currency translation adjustments	35	-	35

Reserve balances at June 30, 2004	$581	$1,782	$2,363

During the quarter ended June 30, 2003, the Company recorded charges of $3,455 for restructuring related costs as a result of a Company initiative based upon a strategic review of the Company’s primary products and business aimed at optimizing and aligning its manufacturing capacity with customer demand, while positioning the Company for stronger operating results. The fiscal 2004 restructuring charge consisted of asset write-downs of $1,312 for machinery and equipment; $717 for employee termination and severance costs related to approximately 100 salaried and hourly employees located primarily at three domestic operating sites; and $1,426 for adjustment of expected future lease costs, associated with the fiscal 2003 closing of one California facility. The fiscal 2004 special charge was primarily the result of restructuring operations for those businesses and locations experiencing negligible or negative growth due to continued market declines in the Communications and Optical business sectors.

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

Note G—Cash Requirements

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred an operating loss of approximately $9,153 for the three months ended June 30, 2003, which included $3,455 of restructuring costs. The Company continues to evaluate its operations to determine the need for further restructuring in response to market conditions. The Company’s ability to continue to fund its operations and to grow the business depends on its ability to generate additional cash from operations or obtain additional sources of funds for working capital.

The new revolving credit facility, entered into by the Company as discussed in Note D, requires the maintenance of certain minimum cash flow levels. In anticipation of a potential covenant violation at the end of its first fiscal quarter of 2004, the Company obtained a waiver from its lenders providing relief for the potential violation, as well as amending future covenant requirements to reflect expected operating results for the balance of fiscal 2004. The Company’s operating plan includes initiatives to reduce specific cash expenditures related to general and administrative expenses.

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

Management believes that, as a result of: 1) the restructuring actions it has taken to reduce cash expenditures, 2) the efforts it continues to make to increase revenues from continuing customers and to generate new customers in various industry sectors, and 3) the execution of a new revolving credit facility that provides additional borrowing capacity, it will meet its fiscal 2004 financial plan. However, there can be no assurance that such financial plan will be met.

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Net sales—Net sales for the first quarter of fiscal 2004 decreased 5.0% to $145.5 million from $153.1 million for the comparable three months of the prior fiscal year. The decrease in net sales was due to lower volume from certain optical, communications and storage customers. This continuation of the decline in sales to optical, communications and storage customers was in part a result of reduced consumer spending in Asia due to the outbreak of Severe Acute Respiratory Syndrome and was partially offset by a more diversified base of customers leading to stronger comparable sales in the computing, industrial and medical markets. The Company’s five largest customers in the first quarter of fiscal 2004 accounted for approximately 46.9% of net sales with IBM comprising 25.5% of net sales in the first quarter of fiscal 2004.

Gross profit—Gross profit increased $5.9 million in the first quarter of fiscal 2004 to $6.6 million (4.5% of net sales) from $0.7 million (0.4% of net sales) in the same quarter of fiscal 2003. Higher gross profit stemmed primarily from cost savings from current and prior fiscal year restructuring actions and the decreased level of inventory write-offs partially offset by decreased capacity utilization from the reduction in sales. We incurred inventory write-downs of $3.5 million in the first quarter of fiscal 2003 primarily as a result of customer financial difficulties and bankruptcies, versus no significant write-downs of inventory during the first quarter of fiscal 2004.

Selling, general and administrative expenses—Selling, general and administrative expenses were $12.3 million (8.4% of net sales) in the first quarter of fiscal 2004, a decrease of $2.1 million from $14.4 million (9.4% of net sales) for the same quarter of fiscal 2003. The decrease during the first quarter of fiscal 2004 was the result of cost savings from current and prior year restructuring actions and a decrease in the amount of bad debt expense. We incurred bad debt expense of $1.9 million for the first quarter of fiscal 2003 versus bad debt expense of $0.1 million for the first quarter of fiscal 2004.

Restructuring costs—Restructuring costs of $3.5 million, consisting of $1.3 million for asset write-downs, $0.7 million for employee termination and severance costs and $1.4 million for future lease costs, were recognized in the first quarter of fiscal 2004 related to a decision to consolidate the San Jose and Mountain View, CA, operations into one site and to close four smaller, leased locations and make certain domestic workforce reductions. The Company anticipates recording additional charges of $4.3 million related to restructuring activity during the second quarter of fiscal 2004.

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

Amortization—As a result of adopting SFAS No. 142, “Goodwill and Other Intangible Assets”, on April 1, 2002, the Company recorded an impairment charge of $5.3 million at the April 1, 2002 transition date for the cumulative effect of a change in accounting principle, which has been reflected in the first quarter of fiscal 2003 as a restatement of prior year reported results.

Interest expense—Our interest expense decreased $0.8 million to $2.0 million for the first quarter of fiscal 2004 from $2.8 million for the same period of fiscal 2003. In April 2003 the Company entered into new revolving credit facilities that have more favorable interest rates, and paid off the existing domestic revolving credit facilities. Additionally, total debt and capital leases outstanding was lower during the first quarter of fiscal 2004 as compared to the first quarter of fiscal 2003 ($94.7 million outstanding as of June 30, 2003 versus $98.6 million outstanding as of June 30, 2002).

Other expense (income)—Other expense (income) net, which consists primarily of exchange gains in certain international operations, was ($0.3) million for the first quarter of fiscal 2004, and was negligible for the first quarter of fiscal 2003.

Income tax expense—Income tax expense was $0.1 million (0.7% effective tax rate) for the first quarter of fiscal 2004, compared to $0.3 million (1.5% effective tax rate) for the first quarter of fiscal 2003. The effective rates remain very low, consistent with prior year results, given the inability to recognize carryforward losses in the United States and low or zero tax incentive rates in most foreign operations.

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

The domestic revolving credit facility requires the maintenance of certain minimum cash flow levels. At the end of its first fiscal quarter of 2004, the Company obtained amendments of EBITDA covenants from its lenders providing relief for current reported periods, as well as amending future covenant requirements to reflect expected operating results for the balance of fiscal 2004. The Company’s operating plan includes initiatives to reduce specific cash expenditures related to general and administrative expenses. The credit facility requires consent of the lenders for certain investments and acquisitions.

Net cash used in operating activities for the first quarter of fiscal 2004 was $19.4 million compared to net cash provided of $3.6 million for the comparable period of the prior fiscal year. Decreased net cash from operating activities in fiscal 2004 was attributable primarily to increased balances in accounts receivable and prepaid expenses and other current assets, and a decrease in accounts payable balance. In the first quarter of fiscal 2003, combined decreased balances in accounts receivable and prepaid expenses and other and an increase in accounts payable balance, in excess of the operating loss, resulted in cash provided from operations. Increased use of working capital resulted from increased inventories due to the impact of SARS on our Asian operations in conjunction with production order and payment delays from certain optical and communications customers.

Net cash used in investing activities for the first quarter of fiscal 2004 was $0.7 million compared to net cash used of $2.3 million for the comparable period of the prior fiscal year. This reduction resulted primarily from a $1.5 million decrease in restricted cash as deposits were released during the first quarter of fiscal 2004, after bonds, related to our headquarters were paid off subsequent to the sales and leaseback of such facilities in late fiscal 2003. These releases offset capital expenditures of $2.8 million, primarily in our Asian operations. During the remainder of fiscal 2004, the Company expects to satisfy its remaining obligations, of $13,681 at March 31, 2003 for historic business acquisitions and Asian expansion, in a combination of cash and foreign debt financing.

Net cash used in financing activities for the first quarter of fiscal 2004 was $3.8 million compared to net cash used of $1.2 million for the comparable period of the prior fiscal year. Debt repayments net of borrowings were $2.4 million for the first quarter of fiscal 2004, compared to $2.7 million for the comparable prior year period. During the first quarter of fiscal 2003 the Company received $0.5 million from the sale of warrants and $1.2 million relating to the sale and leaseback of manufacturing equipment.

Our continued viability depends on our ability to generate sufficient cash from operations or obtain additional sources of funds for working capital. Our ability to maintain sufficient liquidity depends, in part, on our achieving anticipated revenue targets and intended expense reductions form our restructuring activities. We believe that as a result of: 1) the restructuring actions taken in fiscal 2003 and further actions planned in fiscal 2004 to reduce cash expenditures, 2) the efforts we continue to make to increase revenues from continuing customers, as well as efforts to generate new customers in various industry sectors, and 3) the sale and leaseback financing, and our new revolving credit facility, that provides additional borrowing capacity, we have sufficient cash flow to meet our needs for the remainder of fiscal 2004. We may not achieve these targets or realize the intended expense reductions. If our operating goals are not met, we may be required to secure additional waivers of any resulting covenant violations under existing lending facilities, secure additional financing from lenders or sell additional securities.

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

Forward-looking Statements

This discussion contains certain “forward-looking” statements. These forward-looking statements may contain statements of intent, belief or current expectations of Pemstar Inc. and its management. Such forward-looking statements are not guarantees of future results and involve risks and uncertainties that may cause actual results to differ materially from the potential results discussed in the forward-looking statements. In addition to factors discussed above, risks and uncertainties that may cause such differences include but are not limited to: a continued decline in economic conditions or a recession; continued reduction in end user demand in Asia due to the outbreak of Severe Acute Respiratory Syndrome (SARS) and market disruption caused by the effects of the September 11, 2001, or future terrorist attacks in the United States and the engagement of military forces of the United States and its allies in other parts of the world, as well as any future events in response to these developments, including rumors or threats of war, actual conflicts or trade disruptions; changes in demand for electronics manufacturing and design services; changes in demand by major customers due to cancellations, reductions or delays of orders; shortages or price fluctuations in component parts; difficulties managing our expansion and integrating acquired businesses; increased competition and other risk factors listed from time to time in the Company’s Securities and Exchange Commission filings, including but not limited to Exhibit 99 of the Company’s Annual Report on Form 10-K, as amended, for the fiscal year ended March 31, 2003. The foregoing list is not exhaustive and the Company disclaims any obligation to subsequently revise any forward-looking statements to reflect events or circumstances after the date of such statements.

Part II. Other Information

Item 6—Exhibits and Reports on Form 8-K

(a)	Exhibits.

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a)/15d-14(a) (Section 302 Certification).

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a)/15d-14(a) (Section 302 Certification).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	The Company filed Form 8-K reports on the following dates:

i.	May 2, 2003 announcing the sale and leaseback transaction of land and buildings housing the Company’s corporate headquarters and Rochester manufacturing facilities. The filing also announced the close of the new credit facilities with Congress Financial Corporation and Fleet Capital Corporation and, as amended, US Bank.

ii.	May 7, 2003 announcing the Company’s earnings for the quarter and year ended March 31, 2003.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.

PEMSTAR INC.

Date:	February 10, 2004	By:	/s/ ALLEN J. BERNING

Allen J. Berning Chairman and Chief Executive Officer

Date:	February 10, 2004	By:	/s/ GREGORY S. LEA

Gregory S. Lea Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a)/15d-14(a) (Section 302 Certification).

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a)/15d-14(a) (Section 302 Certification).

32.1	Certification pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.