Form 10-Q/A
period 2003-09-30
PEMSTAR INC
filed 2004-02-17
CIK 924829

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

Common Stock, $0.01 Par Value—45,079,759 shares as of October 31, 2003.

EXPLANATORY NOTE

This Form 10-Q/A of Pemstar Inc. (together with its subsidiaries collectively referred to as “we”, “us” and “our”) is being filed for the purpose of amending and restating Part I, Item 1 of our Form 10-Q for the fiscal quarter ended September 30, 2003, filed November 10, 2003 (the “September 2003 Form 10-Q), to reflect the restatement of our Consolidated Financial Statements as of March 31, 2003. We restated our Consolidated Financial Statements as of March 31, 2003 to properly classify our revolving line of credit as a current liability. Subsequent to the filing of our September 2003 Form 10-Q we determined with the assistance of our accountants, that, in accordance with the Emerging Issues Task Force conclusions on Issue Number 95-22, “Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements That Include both a Subjective Acceleration Clause and a Lock-Box Arrangement” (“EITF 95-22”), our domestic revolving line of credit should be classified as a current liability. This reclassification had no effect on our total assets, total shareholders’ equity, net sales, operating loss, net loss or net cash flow provided by or (used in) operating activities for any period. Other than as expressly state herein, the information in this Form 10-Q/A does not reflect any subsequent information or events other than the restatement set forth below. The changes made to our previously filed September 2003 Form 10-Q only relate to such restatement.

Index

Pemstar Inc.

Part I; Item 1. Financial Information  We hereby amend and restate Item 1 as follows:

Pemstar Inc.

Consolidated Balance Sheets

(In thousands, except per share data)	September 30, 2003	March 31, 2003
Assets	(Unaudited)	(Restated See Note A)

Current assets
Cash and equivalents	$17,468	$32,762
Restricted cash	2,599	4,268
Accounts receivable, net	110,428	112,316
Recoverable income taxes	496	282
Inventories	77,753	69,279
Unbilled services	14,370	10,797
Deferred income taxes	39	35
Prepaid expenses and other	14,301	7,474

Total current assets	237,454	237,213

Property, plant and equipment	155,757	148,659
Less accumulated depreciation	(66,006)	(55,459)

	89,751	93,200

Goodwill, net	33,781	33,771
Deferred income taxes	1,780	1,705
Other assets	7,311	6,173

Total assets	$370,077	$372,062

Liabilities and shareholders’ equity
Current liabilities
Revolving credit facilities and current maturities of long-term debt	$57,914	$68,297
Current maturities of capital lease obligations	2,775	5,288
Accounts payable	93,473	88,083
Income taxes payable	90	191
Accrued expenses and other	20,553	22,631

Total current liabilities	174,805	184,490

Long-term debt, less current maturities	9,547	10,276
Capital lease obligations, less current maturities	12,144	12,843
Other liabilities and deferred credits	9,412	4,586

Shareholders’ equity
Common stock, par value $0.01 per share—authorized 150,000 shares, issued and outstanding 45,067 shares at September 30, 2003 and 37,486 shares at March 31, 2003	451	375
Additional paid-in capital	255,247	234,943
Accumulated other comprehensive income (loss)	1,877	(14)
Accumulated deficit	(92,723)	(74,928)
Loans to shareholders	(683)	(509)

	164,169	159,867

Total liabilities and shareholders’ equity	$370,077	$372,062

See notes to consolidated financial statements.

Pemstar Inc.

Consolidated Statements of Operations (Unaudited)

(In thousands, except per share data)

Three Months Ended September 30,	Six Months Ended September 30,
2003	2002	2003	2002
Net sales	$150,550	$176,382	$296,050	$329,486
Cost of goods sold	138,665	168,495	277,583	320,931

Gross profit	11,885	7,887	18,467	8,555

Selling, general and administrative expenses	12,039	13,817	24,319	28,235
Restructuring and impairment charges	4,757	924	8,212	3,880

Operating loss	(4,911)	(6,854)	(14,064)	(23,560)

Other (income) expense—net	(411)	164	(697)	187
Interest expense—net	2,111	2,596	4,150	5,431

Loss before income taxes and cumulative effect of accounting change	(6,611)	(9,614)	(17,517)	(29,178)

Income tax expense	198	351	278	623

Loss before cumulative effect of accounting change	(6,809)	(9,965)	(17,795	)-	(29,801)

Cumulative effect of accounting change	—	—	—	(5,346)

Net loss	$(6,809)	$(9,965)	$(17,795)	$(35,147)

Basic and diluted loss per common share:
Loss before cumulative effect of accounting change	$(0.17)	$(0.27)	$(0.46)	$(0.81)
Cumulative effect of accounting change	—	—	—	(0.14)

Net loss	$(0.17)	$(0.27)	$(0.46)	$(0.95)

Shares used in computing basic and diluted loss per common share:	40,265	37,038	38,907	36,904

See notes to consolidated financial statements.

Pemstar Inc.

Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Six Months Ended September 30,
	2003	2002
Cash flows from operating activities:
Net loss	$(17,795)	$(35,147)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	10,884	10,092
Amortization	739	983
Cumulative effect of accounting change	—	5,346
Deferred revenue	(394)	(180)
Non-cash restructuring charges and other	1,090	774
Change in operating assets and liabilities:
Accounts receivable	2,831	9,727
Inventories	(7,663)	10,880
Prepaid expenses and other	(10,444)	7,893
Accounts payable	4,601	3,598
Accrued expenses and other	2,824	4,714

Net cash (used in) provided by operating activities	(13,327)	18,680

Cash flows (used in) investing activities:
Decrease in restricted cash	1,669	1,375
Purchases of property and equipment	(7,250)	(6,045)
Other	53	1

Net cash (used in) investing activities	(5,528)	(4,669)

Cash flows provided by (used in) financing activities:
Proceeds from employee stock sales	256	682
Proceeds from sale of stock	20,123	—
Principal payments on debt facilities	(57,629)	(35,498)
Proceeds from debt facilities	42,239	18,234
Other	(1,648)	1,638

Net cash provided by (used in) financing activities	3,342	(14,944)

Effect of exchange rate changes on cash	219	53

Net (decrease) in cash and cash equivalents	(15,294)	(880)

Cash and cash equivalents:
Beginning of period	32,762	11,483

End of period	$17,468	$10,603

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

The Company restated its Consolidated Balance Sheet as of March 31, 2003 to properly classify its domestic revolving line of credit as a current liability in accordance with the Emerging Issues Task Force conclusions on Issue Number 95-22, “Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements That Include both a Subjective Acceleration Clause and a Lock-Box Arrangement” (“EITF 95-22”). This restatement had no impact on the Company’s results of operations or cash flows for the fiscal year ended March 31, 2003. The domestic revolving line of credit is classified as a current liability in accordance with EITF 95-22, since the Loan and Security Agreement contain a subjective acceleration clause and contract provisions that require the cash receipts of the Company to be used to repay amounts outstanding under the credit facility.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Pemstar Inc. Annual Report on Form 10-K, as amended for the year ended March 31, 2003, filed with the Securities and Exchange Commission.

Stock-Based Compensation

During the three and six months ended September 30, 2003, employees exercised stock options to acquire 4 and 8 shares at an average exercise price of $1.21 and $1.35 per share, respectively, and purchased 71 and 98 shares under the employee stock purchase plan at an average price of $2.65 and $2.50 per share, respectively.

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

	Three Months Ended September 30,		Six Months Ended September 30,
	2003	2002	2003	2002
Net loss:
As reported	$(6,809)	$(9,965)	$(17,795)	$(35,147)
Additional compensation expense, net of tax	(433)	(317)	(1,218)	(1,089)

Pro forma	$(7,242)	$(10,282)	$(19,013)	$(36,236)

Basic and diluted loss per share:
As reported	$(.17)	$(.27)	$(.46)	$(.95)
Pro forma	(.18)	(.28)	(.49)	(.98)

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

Note B—Inventories

The components of inventories consist of the following:

	September 30, 2003	March 31, 2003
Raw materials	$58,807	$57,971
Work in process	10,003	10,078
Finished goods	12,888	6,611
Less allowance for inventory obsolescence	(3,945)	(5,381)

	$77,753	$69,279

Note C—Comprehensive Loss

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

Note E—Earnings Per Share Data

Common stock equivalents and their impact on net loss have been excluded from the diluted per share calculation for all periods presented, since the Company incurred net losses and the inclusion of common stock equivalents would have had an anti-dilutive impact. Potentially dilutive securities, which have been excluded, consist of i) unexercised stock options and warrants to purchase 6,135 and 5,447 shares of the Company’s Common Stock as of September 30, 2003 and 2002, respectively, and ii) 2,193 shares of the Company’s Common Stock issuable upon conversion of convertible debt as of September 30, 2003 and 2002.

Note F—Restructuring and Impairment Charges

A rollforward of restructuring provisions is as follows:

	Employee Termination and Severance Costs	Future Lease Costs	Total
Fiscal 2003:
Fiscal 2003 restructuring charges	$2,439	$1,037	$3,476
Cash payments	(2,209)	(500)	(2,709)
Foreign currency translation adjustments	112	-	112

Reserve balances at March 31, 2003	342	537	879

Fiscal 2004:
Fiscal 2004 restructuring charges	796	4,607	5,403
Additions to fiscal 2003 restructuring charges	-	1,426	1,426
Cash payments	(746)	(677)	(1,423)
Foreign currency translation adjustments	36	-	36

Reserve balances at September 30, 2004	$428	$5,893	$6,321

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

Compliance by the Company with certain covenants in its credit facility is dependent upon the Company achieving certain revenue and expense targets in its fiscal 2004 operating plan. There is an expectation that additional shortfalls from the existing agreement’s covenants may occur within the next year. The Company will be in discussions with its lenders to address these possible adjustments. The Company believes that, if necessary, it would be able to secure additional financing from its lenders or sell additional Company equity securities; however, there can be no assurance that such funding can be obtained or that future credit facility violations will be waived.

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

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Net sales—Net sales for the second quarter of fiscal 2004 decreased 14.6% to $150.6 million from $176.4 million for the comparable three months of the prior fiscal year. These amounts include sales of excess inventory of $4.2 million and $14.4 million, respectively, representing a $10.2 million decrease in net sales. The remaining decrease in net sales was due to reduced requirements with communications and data storage customers partially offset by increases in our Asian industrial market. The decline in sales to the communications market was primarily from wireless and Asian handset customers. Net sales for the six months ended September 30, 2003 decreased 10.1% to $296.1 million compared to $329.5 million for the same period last year. These totals include sales of excess inventory of $5.2 million and $15.9 million for fiscal 2004 and fiscal 2003, respectively. This decline was in part a result of reduced consumer spending in Asia due to the outbreak of Severe Acute Respiratory Syndrome in the first quarter. The Company’s five largest customers in the second quarter and first half of fiscal 2004 accounted for approximately 48.4% and 47.7%, respectively, with IBM comprising 22.5% of net sales in the second quarter of fiscal 2004.

Gross profit—Gross profit increased $4.0 million in the second quarter of fiscal 2004 to $11.9 million (7.9% of net sales) from $7.9 million (4.5% of net sales) in the same quarter of fiscal 2003. Gross profit increased $9.9 million during the first six months of fiscal 2004 to $18.5 million (6.2% of sales) from $8.6 million (2.6% of sales) in the same period of fiscal 2003. Higher gross profit stemmed primarily from cost savings from current and prior fiscal year restructuring actions and the decreased level of inventory write-offs partially offset by lower gross profit from reduced communications sales volume at low-cost Asian operations. We incurred inventory write-downs of $6.0 million in the first half of fiscal 2003 primarily as a result of customer financial difficulties and bankruptcies, which compares to no significant write-downs of inventory during the first half of fiscal 2004.

Selling, general and administrative expenses—Selling, general and administrative expenses were $12.0 million (8.0% of net sales) in the second quarter of fiscal 2004, a decrease of $1.8 million from $13.8 million (7.8% of net sales) for the same quarter of fiscal 2003. Selling, general and administrative expenses were $24.3 million (8.2% of sales) during the first six months of fiscal 2004, a decrease of $3.9 million from $28.2 million (8.6% of sales) for the same period of fiscal 2003. The decrease during the three and six-month period ended September 30, 2003, was the result of cost savings from current and prior year restructuring actions and a decrease in the amount of bad debt expense. We incurred bad debt expense of $3.6 million for the first half of fiscal 2003, which compares to no significant write-downs of bad debt expense during the first half of fiscal 2004.

Restructuring costs—Restructuring costs of $4.8 million, consisting of $4.6 million for future lease costs, $.1 million for asset write-downs, and $.1 million for employee termination and severance costs were recognized in the second quarter of fiscal 2004. The costs represent the completion of restructuring costs totaling $8.2 million for the six months ended September 30, 2003, all of which are related to the decision to consolidate the San Jose and Mountain View, CA, operations into one site, to close four smaller, leased locations and make certain domestic workforce reductions. The full program was undertaken to rescale physical space and employee counts in businesses and locations experiencing negligible or negative growth due to the continued market declines in the Communications and Optical business sectors that we operate in.

Amortization—As a result of adopting SFAS No. 142, “Goodwill and Other Intangible Assets”, on April 1, 2002, the Company recorded an impairment charge of $5.3 million at the April 1, 2002 transition date for the cumulative effect of a change in accounting principle, which has been reflected in the six months ended September 30, 2002 as a restatement of prior year reported results.

Interest expense—Our interest expense decreased $.5 million to $2.1 million for the second quarter of fiscal 2004 from $2.6 million for the same period of fiscal 2003. Interest expense decreased $1.3 million to $4.2 million for the six months ended September 30, 2003 from $5.4 million for the same period of fiscal 2003. The decreased level of interest expense was primarily due to reduced interest costs and fees from lower borrowing levels.

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

Income tax expense—Income tax expense was $.2 million (3.0% effective tax rate) for the second quarter of fiscal 2004, compared to $.4 million (3.7% effective tax rate) for the second quarter of fiscal 2003. For the first half of fiscal 2004, the income tax expense was $.3 million (1.6% effective tax rate) compared to $.6 million (2.1% effective tax rate) for the first half of fiscal 2003. The effective rates remain very low, consistent with prior year results, given the current operating loss and the carryforward of prior net operating losses, primarily in the United States, and the inability to recognize the benefit of carryforward losses and the low or zero incentive income tax rates in most profitable foreign operations.

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

(a)    Exhibits. – Exhibits filed with this amendment are listed below.

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

Pemstar Inc.

Date:	February 10, 2004	/s/ Allen J. Berning

Allen J. Berning Chairman and Chief Executive Officer

Date:	February 10, 2004	/s/ Gregory S. Lea

Gregory S. Lea Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a)/15d-14(a) (Section 302 Certification).

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a)/15d-14(a) (Section 302 Certification).

32.1	Certification pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.