Form 10-Q
period 2003-12-31
PEMSTAR INC
filed 2004-02-17
CIK 924829

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended December 31, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No ☐.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes  ☒    No ☐.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practical date.

Common Stock, $0.01 Par Value—45,134,747 shares as of January 10, 2004.

Index

Pemstar Inc.

Part I. Financial Information

Pemstar Inc.

Consolidated Balance Sheets

(In thousands, except per share data)

	December 31, 2003	March 31, 2003
	(Unaudited)	(Restated- See Note A)
Assets
Current assets
Cash and equivalents	$18,922	$32,762
Restricted cash	6	4,268
Accounts receivable, net	119,254	112,316
Recoverable income taxes	557	282
Inventories, net	82,951	69,279
Unbilled services	11,532	10,797
Deferred income taxes	40	35
Prepaid expenses and other	15,505	7,474

Total current assets	248,767	237,213
Property, plant and equipment	160,292	148,659
Less accumulated depreciation	(68,356)	(55,459)

	91,936	93,200
Goodwill, net	33,732	33,771
Deferred income taxes	1,822	1,705
Other assets	6,880	6,173

Total assets	$383,137	$372,062

Liabilities and shareholders’ equity
Current liabilities
Cash overdraft	$2,044	$—
Revolving credit facilities and current maturities of long-term debt	65,877	68,297
Current maturities of capital lease obligations	2,146	5,288
Accounts payable	102,526	88,083
Income taxes payable	51	191
Accrued expenses and other	15,524	22,631

Total current liabilities	188,168	184,490
Long-term debt, less current maturities	9,228	10,276
Capital lease obligations, less current maturities	12,164	12,843
Other liabilities and deferred credits	8,045	4,586
Shareholders’ equity
Common stock, par value $0.01 per share—authorized 150,000 shares, issued and outstanding 46,086 shares at December 31, 2003 and 37,486 shares at March 31, 2003	451	375
Additional paid-in capital	255,100	234,943
Accumulated other comprehensive income (loss)	3,226	(14)
Accumulated deficit	(92,700)	(74,928)
Loans to shareholders	(545)	(509)

	165,532	159,867

Total liabilities and shareholders’ equity	$383,137	$372,062

See notes to consolidated financial statements.

Pemstar Inc.

Consolidated Statements of Operations (Unaudited)

(In thousands, except per share data)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2003	2002	2003	2002
Net sales	$187,346	$171,841	$483,396	$501,327
Cost of goods sold	173,605	159,199	451,188	480,130

Gross profit	13,741	12,642	32,208	21,197
Selling, general and administrative expenses	12,656	11,846	36,975	40,081
Restructuring costs	(546)	503	7,666	4,383

Operating income (loss)	1,631	293	(12,433)	(23,267)
Other (income) expense-net	(187)	288	(884)	475
Interest expense	1,772	1,706	5,922	7,137

Income (loss) income before income taxes and cumulative effect of accounting change	46	(1,701)	(17,471)	(30,879)
Income tax expense	22	242	300	865

Income (loss) before cumulative effect of accounting change	24	(1,943)	(17,771)	(31,744)
Cumulative effect of accounting change	—	—	—	(5,346)

Net income (loss)	$24	$(1,943)	$(17,771)	$(37,090)

Basic and diluted net income (loss) per common share:
Income (loss) before cumulative effect of accounting change	$0.00	$(0.05)	$(0.43)	$(0.86)
Cumulative effect of accounting change	—	—	—	(0.14)

Net income (loss)	$0.00	$(0.05)	$(0.43)	$(1.00)

Shares used in computing net inocme (loss) per common share:
Basic	45,074	37,294	40,970	37,034
Diluted	49,112	37,294	40,970	37,034

See notes to consolidated financial statements.

Pemstar Inc.

Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Nine Months Ended December 31,
	2003	2002
Cash flows (used in) provided by operating activities:
Net loss	$(17,771)	$(37,090)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities
Depreciation	16,033	15,165
Amortization	1,088	1,249
Goodwill impairment charge/accounting change	—	5,346
Deferred revenue	(734)	(275)
Deferred taxes	(102)	(644)
Non-cash restructuring charges and other	6,000	1,383
Change in operating assets and liabilities:
Accounts receivable	(5,187)	7,287
Inventories	(11,440)	15,421
Prepaid expenses and other	(8,605)	10,285
Accounts payable	13,184	4,365
Accrued expenses and other	(3,899)	7,691

Net cash (used in) provided by operating activities	(11,433)	30,183
Cash flows (used in) investing activities:
Decrease in restricted cash	4,262	1,337
Business acquisitions, net of cash acquired	(4,087)	(4,376)
Purchases of property and equipment	(14,879)	(8,684)
Other	(128)	37

Net cash (used in) investing activities	(14,832)	(11,686)
Cash flows provided by (used in) financing activities:
Bank overdrafts	2,044	—
Proceeds from stock sales/exercise of stock options	20,292	904
Principal payments on debt facilities	(59,821)	(33,754)
Proceeds from debt facilities	51,053	27,884
Other	(1,648)	1,768

Net cash provided by (used in) financing activities	11,921	(3,198)
Effect of exchange rate changes on cash	504	(250)

Net increase in cash and cash equivalents	13,840	15,049
Cash and cash equivalents:
Beginning of period	32,762	11,483

End of period	$18,922	$26,532

See notes to consolidated financial statements.

Pemstar Inc.

Notes to Consolidated Financial Statements (Unaudited)

December 31, 2003

(In thousands, except per share data)

Note A—Basis of Presentation and Accounting Policies

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended December 31, 2003, are not necessarily indicative of the results that may be expected for the year ending March 31, 2004.

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

Stock-Based Compensation

During the three and nine months ended December 31, 2003, employees exercised stock options to acquire 35 and 44 shares at an average exercise price of $0.75 and $0.87 per share, respectively, and purchased 98 shares under the employee stock purchase plan at an average price of $2.50 per share during the nine months ended December 31, 2003, of which none were purchased in the third fiscal quarter.

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

	Three Months Ended December 31,		Nine Months Ended December 31,
	2003	2002	2003	2002
Net income (loss):
As reported	$24	$(1,943)	$(17,771)	$(37,090)
Additional compensation expense, net of tax	(466)	(763)	(1,684)	(1,852)

Pro forma	$(442)	$(2,706)	$(19,455)	$(38,942)

Basic and diluted loss per share:
As reported	$0.00	$(0.05)	$(0.43)	$(1.00)
Pro forma	(0.01)	(0.07)	(0.47)	(1.05)

Goodwill

Effective April 1, 2002, the Company adopted Statements of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets”. Under this standard, goodwill and intangibles with indefinite useful lives are no longer amortized. This standard also requires, at a minimum, an annual assessment of the carrying value of goodwill and other intangibles with indefinite useful lives. If the carrying value of goodwill or an intangible asset exceeds its fair value, an impairment loss shall be recognized. Intangible assets with finite lives are amortized over their estimated useful lives. Prior to fiscal 2003, goodwill and indefinite-lived intangible assets were amortized over periods not exceeding 40 years. Goodwill of $33,732 at December 31, 2003 and $33,771 at March 31, 2003 is net of accumulated amortization of $7,207.

SFAS No. 142 required the Company to complete a transitional impairment review of its goodwill assets. As a result of the Company’s completion of its transitional impairment test, the Company recorded as a cumulative effect of a change in accounting principle effective April 1, 2002 a write-off of goodwill in the amount of $5,346 on which the Company recognized no tax benefit. The consolidated statement of operations for the nine months ended September 30, 2002 has been changed to reflect the $5,346 amount as a cumulative effect of a change in accounting, which had not been reflected in the Form 10-Q when originally filed in fiscal 2003.

Note B—Inventories

The components of inventories consist of the following:

	December 31, 2003	March 31, 2003
Raw materials	$64,789	$57,971
Work in process	12,202	10,078
Finished goods	9,337	6,611
Less allowance for inventory obsolescence	(3,377)	(5,381)

	$82,951	$69,279

Note C—Comprehensive Income (Loss)

Total comprehensive income (loss) was $1,373 and $(1,108) for the three months ended December 31, 2003 and 2002, respectively, and $(14,531) and $(35,261) for the nine months ended December 31, 2003 and 2002, respectively. Comprehensive loss differs from net loss due to unrecognized foreign currency gains and losses.

Note D—Financing Arrangements

In April 2003, the Company entered into a new revolving credit facility that provides up to $90,000 of revolving credit loans and letters of credit and expires in April 2006. The facility, which is limited to the lesser of the facility amount or the available borrowing base, calculated as a percentage of eligible accounts receivable and inventory balances, bears interest until January 4, 2004 at prime plus 1.5% and, thereafter, at prime or Eurodollar rate plus a margin from 0.75% to 1.5%, and 2.75% to 3.5%, respectively, depending on excess available borrowing capacity within the facility. The Company is obligated to pay a monthly fee of 0.5% on the unused portion of the facility. The Company used proceeds to pay off existing domestic revolving credit facilities with IBM Credit Corporation and US Bank. The revolving credit facility is collateralized by substantially all domestic assets and by investments in foreign subsidiaries. At December 31, 2003, the Company had available borrowing capacity of $24,375 in excess of outstanding borrowings under the facility.

During the quarter ended December 31, 2003 the Company was in negotiation with lenders related to shortfalls from minimum cash flow covenants in its domestic credit facilities. In January 2004, the Company obtained an amendment to those facilities, with effectiveness from September 30, 2003, reducing the required minimum cash flow requirements, limiting their application to quarterly measurement periods (reduced from monthly requirements) and providing that such covenants will not be applicable during quarters in which the Company maintains $13,000 of borrowing availability under the line in excess of actual borrowed amounts. An additional amendment was obtained, which temporarily allows for full use of available collateral, which could have become restricted by customer balance concentration limits of the facilities.

In August and September 2003, the Company issued 6,500 and 975 common shares, respectively in a public offering that netted proceeds of $20,120. The Company used the funds to reduce borrowings under the revolving credit facility, but ultimately plans to use the proceeds to fund expansion and potential acquisition requirements.

Note E—Earnings Per Share Data

Except for the three months ended December 31, 2003, common stock equivalents and their impact on net loss have been excluded from the diluted per share calculation for all periods presented, since the Company incurred net losses and the inclusion of common stock equivalents would have had an anti-dilutive impact. Potentially dilutive securities consist of i) unexercised stock options and warrants to purchase 6,099 and 6,036 shares of the Company’s Common Stock as of December 31, 2003 and 2002, respectively, and ii) 2,193 shares of the Company’s Common Stock issuable upon conversion of convertible debt as of December 31, 2003 and 2002.

Note F—Restructuring and Impairment Charges

A rollforward of restructuring provisions is as follows:

	Employee Termination and Severance Costs	Future Lease Costs	Total
Fiscal 2003:
Fiscal 2003 restructuring charges	$2,439	$1,037	$3,476
Cash payments	(2,209)	(500)	(2,709)
Foreign currency translation adjustments	112	—	112

Reserve balances at March 31, 2003	342	537	879
Fiscal 2004:
Fiscal 2004 restructuring charges	796	4,607	5,403
Additions to fiscal 2003 restructuring charges	—	837	837
Cash payments	(1,197)	(1,323)	(2,520)
Foreign currency translation adjustments	59	—	59

Reserve balances at December 31, 2004	$—	$4,658	$4,658

During the quarter ended June 30, 2003, the Company recorded charges of $3,455 for restructuring related costs as a result of a Company initiative based upon a strategic review of the Company’s primary products and business aimed at optimizing and aligning its manufacturing capacity with customer demand, while positioning the Company for stronger operating results. During the quarter ended September 30, 2003, the Company recorded charges of $4,757 for costs related to consolidation of the Mountain View, California facilities into the San Jose, California facilities. During the quarter ended December 31, 2003, the Company recorded an adjustment to reduce prior restructuring related costs by $546. The Company negotiated certain lease termination costs for one of the closed California facilities, reducing the prior estimate of expected future lease costs associated with that facility.

The fiscal 2004 restructuring charges consisted of asset write-downs of $1, 427 for machinery and equipment; $796 for employee termination and severance costs related to approximately 100 salaried and hourly employees located primarily at three domestic operating sites; and $5,443 for adjustment of expected future lease costs, associated with the closing of one California facility in fiscal 2003 and one additional California facility in fiscal 2004. The fiscal 2004 restructuring actions taken pertain to operations for those businesses and locations experiencing negligible or negative growth due to continued market declines in the Communications and Optical business sectors. Certain machinery and equipment were written down to their estimated fair values by recording a charge, in the nine months ended December 31, 2003, of $1,427. The write-down of these assets was primarily as a direct result of the continued decline in the optical business sector, which has resulted in excess capacity and under-utilized machinery and equipment.

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

As of December 31, 2003, approximately $3,634 and $1,595 of cash payments had been made against the accrual associated with the fiscal 2003 and 2004 charges, respectively.

Note G—Cash Requirements

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred operating income (losses) of $1,631 and $(12,433) for the three and nine months ended December 31, 2003, which included $(546) and $7,666 of restructuring costs (cost reversals) during the respective periods. The Company continues to evaluate its operations to determine the need for further restructuring in response to market conditions. The Company’s ability to continue to fund its operations and to grow the business depends on its ability to generate positive cash flow from operations or obtain additional sources of funds for working capital.

The revolving credit facility requires the maintenance of certain minimum cash flow levels. The Company obtained an amendment from its lenders in January 2004, providing relief for the shortfall from these covenants with effect from September 30, 2003 (See Note D). Compliance by the Company with these covenants in its credit facility is dependent upon the Company achieving certain revenue and expense targets in its fiscal 2004 operating plan. The Company’s operating plan includes initiatives to maintain control over specific cash expenditures related to general and administrative expenses. The Company believes that, if necessary, it would be able to secure additional financing from its lenders or sell additional Company equity securities; however, there can be no assurance that such funding can be obtained or that future credit facility violations will be waived.

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

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Net sales—Net sales for the third quarter of fiscal 2004 increased 9.0% to $187.3 million from $171.8 million for the comparable three months of the prior fiscal year. Excluding amounts from net sales for sales of excess inventory of $1.4 million and $5.6 million, respectively, the Company experienced a $19.7 million, or 11.9%, increase in net sales. Third-quarter sales were higher than fiscal 2003 third-quarter sales due to strength in our computing and data storage business, as well as the ramp-up of numerous projects including our recent expansion in Austin, Texas. Net sales for the nine months ended December 31, 2003 decreased 3.6% to $483.4 million compared to $501.3 million for the same period last year. These totals include sales of excess inventory of $6.6 million and $21.5 million for fiscal 2004 and fiscal 2003, respectively. Excluding these inventory sales, net sales for the fiscal 2004 nine months are down slightly compared to the prior year due to slower than anticipated first-half revenues resulting from the impact of SARS and customer product readiness issues with a communications project, offset by the new operations in Austin, Texas. The Company’s five largest customers in the third quarter and first nine months of fiscal 2004 accounted for approximately 46.7% and 45.2%, respectively, with IBM comprising 24.1% of net sales in the third quarter of fiscal 2004.

Gross profit—Gross profit increased $1.1 million in the third quarter of fiscal 2004 to $13.7 million (7.3% of net sales) from $12.6 million (7.4% of net sales) in the same quarter of fiscal 2003. Gross profit increased $11.0 million during the first nine months of fiscal 2004 to $32.2 million (6.7% of sales) from $21.2 million (4.2% of sales) in the same period of fiscal 2003. Higher gross profit stemmed primarily from cost savings due to restructuring actions, decreased level of inventory write-offs, higher net sales and increased gross profit from a more diversified customer base, with these partially offset by disproportional sales strength in the lower margin computing and data storage business and start-up expenses associated with numerous programs including our Austin, Texas expansion.

Selling, general and administrative expenses—Selling, general and administrative expenses were $12.7 million (6.8% of net sales) in the third quarter of fiscal 2004, an increase of $.7 million from $11.8 million (6.9% of net sales) for the same quarter of fiscal 2003. Selling, general and administrative expenses were $37.0 million (7.6% of sales) during the first nine months of fiscal 2004, a decrease of $3.1 million from $40.1 million (8.0% of sales) for the same period of fiscal 2003. The increase during the three month period was due to the new Austin, Texas, operation and higher employee-related benefit costs. For the nine-month period ended December 31, 2003, SG&A decreased due to cost savings from current and prior year restructuring actions and a decrease in the amount of bad debt expense.

Restructuring costs—Restructuring costs of $4.8 million, consisting of $4.6 million for future lease costs, $.1 million for asset write-downs, and $.1 million for employee termination and severance costs were recognized in the second quarter of fiscal 2004. The costs represent the completion of restructuring costs totaling $8.2 million for the six months ended September 30, 2003, all of which are related to the decision to consolidate the San Jose and Mountain View, CA, operations into one site, to close four smaller, leased locations and make certain domestic workforce reductions. The full program was undertaken to rescale physical space and employee counts in businesses and locations experiencing negligible or negative growth due to the continued market declines in the Communications and Optical business sectors that we operate in. A restructuring benefit of $0.5 million was due to a reduction in reserve requirements associated with one of our San Jose, California operations.

Amortization—As a result of adopting SFAS No. 142, “Goodwill and Other Intangible Assets”, on April 1, 2002, the Company recorded an impairment charge of $5.3 million at the April 1, 2002 transition date for the cumulative effect of a change in accounting principle, which has been reflected in the nine months ended December 31, 2002 as a restatement of prior year reported results. On an ongoing basis, the company will perform its annual update to its assessment of the continuing value of the remaining goodwill as of January 1 of each year. If a valuation allowance is required as a result of such annual update, such allowance would be reflected in the results of the quarter ended March 31 of such year.

Interest expense—Our interest expense increased slightly to $1.8 million for the third quarter of fiscal 2004 from $1.7 million for the same period of fiscal 2003. Interest expense decreased $1.2 million to $5.9 million for the nine months ended December 31, 2003 from $7.1 million for the same period of fiscal 2003. The decreased level of interest expense for the nine month period was primarily due to reduced interest costs and fees from lower borrowing levels.

Other (income) expense—Other (income) expense net was ($0.2) million income for the third quarter of fiscal 2004 compared to $0.3 million expense for the third quarter of fiscal 2003. These changes consist primarily of exchange gains in certain international operations in fiscal 2004. Other (income) expense net changed from $.5 million expense to ($0.9) million income for the nine months ended December 31, 2002 and December 31, 2003 respectively, for similar reasons.

Income tax expense—Income tax expense was $.02 million for the third quarter of fiscal 2004, compared to $0.2 million for the third quarter of fiscal 2003. For the first nine months of fiscal 2004, the income tax expense was $0.3 million (1.7% effective tax rate) compared to $0.9 million (2.0% effective tax rate) for the first nine months of fiscal 2003. The effective rates remain very low, consistent with prior year results, given the current operating loss and the carryforward of prior net operating losses, primarily in the United States, and the inability to recognize the benefit of carryforward losses as well as the low or zero incentive income tax rates in most profitable foreign operations.

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

As of December 31, 2003, the Company had cash and cash equivalent balances of $18.9 million and total bank, other interest bearing debt and capital lease obligations totaling $89.4 million. Included therein, we had approximately $38.7 million outstanding under our domestic revolving credit facility, $24.3 million outstanding in facilities for our China operation and $5.3 million outstanding under our Thailand credit facility. Each credit facility bears interest on outstanding borrowings at variable interest rates, which as of December 31, 2003 were 5.5% for the domestic revolving credit facility, 5.0% for the China facilities and 5.0% for the Thailand facility. At January 31, 2003, the Company had available borrowing capacity of $17.9 million in excess of outstanding borrowings under the domestic facility. These credit facilities are secured by substantially all of our assets.

During the quarter ended December 31, 2003 the Company was in negotiation with lenders related to shortfalls from minimum cash flow covenants in its domestic credit facilities. In January 2004, the Company obtained an amendment to those facilities, with effectiveness from September 30, 2003, reducing the required minimum cash flow requirements, limiting their application to quarterly measurement periods (reduced from monthly requirements) and providing that such covenants will not be applicable during quarters in which the Company maintains $13,000 of borrowing availability under the line in excess of actual borrowed amounts. An additional amendment was obtained, which temporarily allows for full use of available collateral, which could have become restricted by customer balance concentration limits of the facilities.

Net cash (used in) operating activities for the first nine months of fiscal 2004 was $(11.4) million compared to net cash provided of $30.2 million for the comparable period of the prior fiscal year. Decreased net cash from operating activities in fiscal 2004 was attributable primarily to increased balances in accounts receivable, inventories and prepaid expenses and other current assets, partially offset by increased accounts payable and reduced net cash losses.

Net cash (used in) investing activities for the nine months ended December 31, 2003 was $(14.8) million compared to net cash used of $(11.7) million for the comparable period of the prior fiscal year. This increase in cash used resulted primarily from the increase in capital expenditures in our Asian operations, including buyouts of certain assets previously held under operating leases. During the remainder of fiscal 2004, the Company expects to satisfy its remaining obligations, of approximately $5.2 million for the Asian expansion, in a combination of cash and foreign debt financing.

Net cash (used in) provided by financing activities for the nine months ended December 31, 2003 was $11.9 million compared to net cash used of $(3.2) million for the comparable period of the prior fiscal year. Our cash provided from financing activities resulted from the completion of a 7.5 million share secondary offering of common stock offset by debt payments. The net proceeds of $20.1 million from the transaction were being used to reduce available lines of credit usage, pending their expected use to fund working capital and potential acquisitions.

Our continued viability depends on our ability to generate sufficient cash from operations or obtain additional sources of funds for working capital. Our ability to maintain sufficient liquidity depends, in part, on our achieving anticipated revenue targets and intended expense reductions form our restructuring activities. We believe that as a result of: i) the restructuring actions taken in fiscal 2003 and further actions completed in fiscal 2004 to reduce cash expenditures, ii) the efforts we continue to make to increase revenues from continuing customers, as well as efforts to generate new customers in various industry sectors, and iii) our new revolving credit facility, which provides additional borrowing capacity, we have sufficient cash flow to meet our needs for the next twelve months. We may not achieve these targets or realize the intended expense reductions.

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

Item 3—Quantitative and Qualitative Disclosure about Market Risk

The Company realized unrecognized gains of $1,348 and $3,239 for the first three and nine months of fiscal 2004, respectively, resulting in a net accumulated unrecognized other comprehensive gain of $3,226 as of December 31, 2003. These gains resulted primarily from changes in the exchange rate of the Thai Baht and the Euro in relationship to the United States dollar applied to our net invested asset currency exposure in Thailand and the Netherlands ($12,758 and $20,032, respectively, at December 31, 2003). Additional credit facilities denominated in local currencies of foreign locations are designed to limit these risks.

Item 4—Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure control and procedures (as defined in Exchange Act Rule 13a-15) as of the end of the period covered by this report. Based upon that evaluation, the Company’s Chief Executive Officer along with the Company’s Chief Financial Officer concluded that the Company’s disclosure controls and procedures, which include among other things, a disclosure committee made up of the General Counsel, Principal Accounting Officer and Executive Director of Planning and Investor Relations, are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.

Part II. Other Information

Item 1—Legal Proceedings

Not applicable.

Item 2—Changes in Securities and Use of Proceeds

Not applicable.

Item 3—Default on Senior Securities

Not applicable.

Item 4—Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5—Other Information

Not applicable.

Item 6—Exhibits and Reports on Form 8-K

(a)	Exhibits.

3.1	Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-3 (File No. 333-75284).

3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (File No. 333-37162).

4.1	Form of Promissory Note (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (File No. 333-37162).

4.2	Form of Certificate of Common Stock of the Company (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 333-37162).

4.3	Rights Agreement, dated as of August 11, 2000, between the Company and Wells Fargo Bank, N.A., as Rights Agent (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-3 (File No. 333-75284).

4.4	Amended and Restated Rights Agreement Amendment by and between the Company and Wells Fargo Bank Minnesota, N.A. dated May 8, 2002 (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form 8-A/A filed on July 29, 2002).

4.5	Form of Indenture relating to Senior Debt Securities (incorporated by reference to Exhibit 4.7 to the Company’s Registration Statement on Form S-3 (File No. 333-75284).

4.6	Form of Indenture relating to Subordinated Debt Securities (incorporated by reference to Exhibit 4.8 to the Company’s Registration Statement on Form S-3 (File No. 333-75284).

4.7	Form of Initial Notes (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on May 6, 2002).

4.8	Form of Warrants (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on May 6, 2002).

4.9	Warrant dated May 10, 2002 to Smithfield Fiduciary LLC (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on May 13, 2002).

10.1	Amendment No. 6, dated as of January 6, 2004, to Loan and Security Agreement dated April 25, 2003 by and among the Company, Turtle Mountain Corporation, Pemstar Pacific Consultants Inc., Gentlelife, Inc., Congress Financial Corporation and Fleet Capital Corporation.

12.1	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a)/15d-14(a) (Section 302 Certification).

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a)/15d-14(a) (Section 302 Certification).

99.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	1. The Company “furnished” (in accordance with Item 12 of Form 8-K) a Form 8-K on:

i.	October 28, 2003 announcing the Company’s earnings for the quarter ended September 30, 2003

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Pemstar Inc.

Date: February 16, 2004	/s/ Allen J. Berning

Allen J. Berning
Chairman and Chief Executive Officer

Date: February 16, 2004	/s/ Gregory S. Lea

Gregory S. Lea
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.

3.1	Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-3 (File No. 333-75284).

3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (File No. 333-37162).

4.1	Form of Promissory Note (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (File No. 333-37162).

4.2	Form of Certificate of Common Stock of the Company (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 333-37162).

4.3	Rights Agreement, dated as of August 11, 2000, between the Company and Wells Fargo Bank, N.A., as Rights Agent (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-3 (File No. 333-75284).

4.4	Amended and Restated Rights Agreement Amendment by and between the Company and Wells Fargo Bank Minnesota, N.A. dated May 8, 2002 (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form 8-A/A filed on July 29, 2002).

4.5	Form of Indenture relating to Senior Debt Securities (incorporated by reference to Exhibit 4.7 to the Company’s Registration Statement on Form S-3 (File No. 333-75284).

4.6	Form of Indenture relating to Subordinated Debt Securities (incorporated by reference to Exhibit 4.8 to the Company’s Registration Statement on Form S-3 (File No. 333-75284).

4.7	Form of Initial Notes (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on May 6, 2002).

4.8	Form of Warrants (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on May 6, 2002).

4.9	Warrant dated May 10, 2002 to Smithfield Fiduciary LLC (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on May 13, 2002).

10.1	Amendment No. 6, dated as of January 6, 2004, to Loan and Security Agreement dated April 25, 2003 by and among the Company, Turtle Mountain Corporation, Pemstar Pacific Consultants Inc., Gentlelife, Inc., Congress Financial Corporation and Fleet Capital Corporation.

12.1	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a)/15d-14(a) (Section 302 Certification).

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a)/15d-14(a) (Section 302 Certification).

32.1	Certification pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.