Form 10-K
period 2004-03-31
PEMSTAR INC
filed 2004-06-14
CIK 924829

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended March 31, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).     ☒  Yes    ☐  No

The aggregate market value of voting stock held by non-affiliates of the registrant, as of September 30, 2003, was approximately $158,976,660 (based on the last sale price of such stock as reported by the Nasdaq Stock Market National Market).

The number of shares outstanding of the registrant’s common stock, $.01 par value, as of June 7, 2004, was 45,146,253.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s 2004 Annual Report to Shareholders for the fiscal year ended March 31, 2004 are incorporated by reference into Part II. Portions of the registrant’s Proxy Statement for the 2004 Annual Meeting of Shareholders to be held on July 29, 2004 are incorporated by reference into Part III.

PART I.

Forward Looking Statements

This Annual Report on Form 10-K (the “Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All forward-looking statements are inherently uncertain as they are based on current expectations and assumptions concerning future events or Pemstar’s future performance. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. Forward-looking statements are not descriptions of historical facts. The words or phrases “will likely result,” “look for,” “may result,” “will continue,” “is anticipated,” “expect,” “project” or similar expressions are intended to identify forward-looking statements, and are subject to numerous known and unknown risks and uncertainties. Actual results could differ materially from those currently anticipated due to a number of factors, including those identified under the caption “Cautionary Statements” in Exhibit 13.1 to this Form 10-K. Pemstar undertakes no obligation to update or publicly announce revisions to any forward-looking statements to reflect future events or developments.

PEMSTAR® is a registered trademark of Pemstar Inc. Other trademarks and trade names appearing in this Annual Report on Form 10-K are the property of their respective holders.

ITEM 1. BUSINESS

Overview

Pemstar Inc., incorporated in Minnesota in 1994, provides a comprehensive range of global engineering, product design, automation and test, manufacturing and fulfillment services and solutions to our customers in the communications, computing and data storage, industrial equipment and medical industries. We provide these services and solutions on a global basis through sixteen strategic locations in the Americas, Asia, and Europe. These customer solutions offerings support our customers’ products from initial product development and design through manufacturing to worldwide distribution and aftermarket support.

Services Solutions

We offer a comprehensive range of engineering, automation, test, manufacturing and fulfillment solutions that support our customers’ products from initial design through prototyping, design validation, testing, ramp to volume production, worldwide distribution and aftermarket support. We support all of our service offerings with a comprehensive supply chain management system, superior quality program management and sophisticated information technology systems. Our comprehensive service offerings enable us to provide a complete solution for our customers’ outsourcing requirements.

Engineering Solutions

New Product Design, Engineering, Prototype & Test. We offer a full spectrum of new product design, prototype, test and related engineering solutions that shorten product development cycles, resulting in faster time to market and reduced costs for our customers. Our multi-disciplined engineering teams provide expertise in a number of core competencies critical to serving original equipment manufacturers in our target markets, including industrial design, mechanical and electrical hardware, firmware, software and systems integration and support. We create specifications, designs and prototypes, and validate and ramp our customers’ products into high volume manufacturing. Our technical expertise includes electronic circuit design for analog, digital, radio frequency, microwave and mixed signal technology, Microsoft and Intel design capabilities. We have global engineering facilities in Almelo, the Netherlands; San Jose, California; Rochester, Minnesota; and Singapore.

Custom Test and Automation Equipment Design & Build Solutions. We provide our customers with a comprehensive range of custom functional test equipment, process automation and replication solutions. We have substantial expertise in tooling, testers, equipment control, systems planning, automation, floor control, systems integration, replication and programming. Our custom functional test equipment, process automation and replication solutions are available to original equipment manufacturers as part of our full service product design and manufacturing solutions package or on a stand-alone basis for products designed and manufactured elsewhere. We are also a merchant provider of customer test equipment and automation systems to original equipment manufacturers. Our ability to provide these solutions allows us to capitalize on original equipment manufacturers’ increasing needs for custom manufacturing solutions and provide an additional opportunity to introduce customers to our comprehensive engineering and manufacturing services.

Revenues from our engineering services, including process test and automation equipment and prototype development, were 11.8%, 12.0% and 12.5% of our total net sales in fiscal 2004, 2003 and 2002, respectively.

Manufacturing Solutions

Printed Circuit Board Assembly & Test. We offer a wide range of printed circuit board assembly and test solutions, including printed circuit board assembly, assembly of subsystems, circuitry and functionality testing of printed assemblies, environmental and stress testing and component reliability testing.

Flex Circuit Assembly & Test. We provide original equipment manufacturers with a wide range of flexible circuit assembly and test solutions. We utilize specialized tooling strategies and advanced automation procedures to minimize circuit handling and ensure that consistent processing parameters are maintained throughout the assembly process. All of our manufacturing activities are monitored to comply with strict environmental controls and to maintain our product quality standards.

Systems Assembly & Test. We offer a wide range of systems assembly and test solutions that enhance product quality and optimize the supply chain. Our manufacturing capabilities include the design, development and building of test strategies and equipment for our customers’ products which utilize manual, mechanized or fully automated production lines to improve product quality, reduce costs and improve delivery time to customers. We also have expertise in advanced precision and electromechanical technologies and optical manufacturing services. In order to meet our customers’ demand for systems assembly and test solutions, we offer subassembly build, final assembly, functionality testing, configuration and software installation and final packaging services.

Precision Electromechanical Assembly & Test. We offer a full spectrum of precision electromechanical assembly, coating and test solutions that can be utilized in a variety of advanced applications in computer, communications, industrial and medical industry segments. We design, develop and build product specific manufacturing processes utilizing manual, mechanized or fully automated lines to meet our customers’ product volume and quality requirements. All of our assembly and test processes are developed according to customer specifications and replicated within our facilities.

Revenues from manufacturing services, including process test and automation equipment and prototype production, were 88.2%, 88.0% and 87.5% of our total net sales in fiscal 2004, 2003 and 2002, respectively.

Fulfillment Services

Product Configuration and Distribution. We provide our customers with product configuration and global distribution services that complement our engineering and manufacturing solutions and enable our customers to be responsive to changing market demands and reduce time to market. We have developed a Web-based collaboration interface that enables real-time communication with our customers. We utilize sophisticated software that allows us to customize product runs to configure the products made to the specifications in our customers’ orders. Our global distribution capabilities allow us to distribute products to customers, distributors and end-users around the world. We provide inventory programs that allow our customers to manage the shipment and delivery of products. As part of these inventory programs, a customer may request that its inventory be stored at a site closer to the customer prior to distribution, which streamlines the distribution process and decreases delivery times.

Aftermarket Services. All of our products carry warranties subject to contractual agreements with our customers. In addition, we provide our customers with a range of aftermarket services, including repair, replacement, refurbishment, remanufacturing, exchange, systems upgrade and spare part manufacturing throughout a products life cycle. These services are tracked and supported by specific information technology systems that can be tailored to meet our customers’ individual requirements.

Value-Added Support Systems

We support our engineering, manufacturing, distribution and aftermarket support services with an efficient supply chain management system and a superior quality management program. All of our value-added support services are implemented and managed through web-based information technology systems, which enable us to collaborate with our customers throughout all stages of the engineering, manufacturing and order fulfillment processes.

Supply Chain Management

Our supply chain management system reduces our customers’ total costs by assisting them in the selection of components during the product design stage to enhance advantageous sourcing and pricing from preferred suppliers and distributors. We employ a supplier certification process to ensure that suppliers of key components have predictable and stable manufacturing processes capable of supplying components that meet or exceed our quality requirements. We have strong relationships with a broad range of materials and component suppliers and distributors based on our commitment to use them on a preferred basis. In addition, our product design and volume procurement capabilities enhance our ability to secure supplies of materials and components at advantageous pricing.

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

Quality Management

We believe that the application of quality management and continuous quality improvement activities are key success factors to providing high quality products and services to our customers. Our base quality system is ISO 9000:2000, and we comply with 21 CFR Part 820/ISO 13485 in our medical device manufacturing locations as well. In facilities where applicable, we have also installed quality management systems supporting QS 9000, AS9100, and TL9000 for those customers who require such. All our factories have on-line, Web-enabled process control manufacturing execution systems utilizing DATASWEEP software for work in progress and production line quality control. At pre-determined points of time, currently on an hourly basis, production line performance can be monitored from any site in the world, to headquarters. Customers can also view their own product performance as it is manufactured.

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

We provide original equipment manufacturers with expertise in manufacturing technologies used in the production of optical and wireless components and systems, including:

•	Adhesives. This technology involves the precision application of bonding agents to components.

•	Conformal Coating. This technology involves applying a film coating to printed circuit board assemblies and other assemblies to protect them from environmental damage. In addition, Pemstar can also coat medical devices with biocompatible materials such as parylene, which can also serve as a foundation for subsequent coating layers that include pharmaceuticals or other compounds such as heparin.

•	Laser Welding. Utilizing lasers, we can conduct high-precision welding of materials.

•	Hybrid Optical/Electrical Printed Circuit Board Assembly and Test. We have technology that enables us to assemble circuit board assemblies containing both light or laser components and electrical components.

•	Sub-micron Alignment of Optical Sub-Assemblies. We have technology that enables us to align components within increments of less than one millionth of a meter.

Our manufacturing technology expertise also includes the following areas applicable to both printed circuit board assembly and application specific flexible circuits:

•	Surface Mount Technology. Utilizing this technology, component leads are attached to a circuit board by soldering to a circuit board without any holes or leads protruding through the board. This technology is used for higher density products because both sides of the board can be used and can be automated for high volume production.

•	Fine Pitch. Fine pitch technology also involves the attachment of component leads onto a circuit board by soldering. Pitch refers to the spacing of component leads and patterns. With fine pitch and ultra fine pitch technology, the distance between the individual component leads is much smaller, making this technology useful for products requiring smaller packaging and higher board densities.

•	Ball Grid Array. A ball grid array is a method of mounting an integrated circuit or other component onto a printed circuit board. Rather than using traditional leads, the component is attached directly to the bottom of the package with small balls of solder. When assembled onto a circuit board, these solder balls form an inter-connect with conducive pads on the surface of the board. This method allows for greater component density and is used in printed circuit boards with higher layer counts.

•	Flip Chip. A flip chip is a structure that houses circuits, which are interconnected without leads. This technology involves mounting an electronic device face down directly to a circuit board utilizing solder balls attached to the device. The electrical interconnections are then surrounded with an adhesive-type underfill for protection. Flip chips are utilized to minimize printed circuit board surface area when compact packaging and higher product performance is required.

•	Chip On Board/Wirebonding. This technology involves the attachment of an electronic device face-up directly to a circuit board and then making individual electronic connections by bonding conducive wires to the board and the device. The completed assembly is then encapsulated in a polymer. This technology eliminates the need for packaging the circuit, and allows for additional miniaturization of products.

•	In-Circuit Test. This technology involves the verification of specific portions of a circuit board for basic electronic properties associated with manufacturing defects.

•	Board Level Functional Test. This technology simulates the ultimate end- use functionality of a completed circuit board assembly.

•	Stress Testing. This technology verifies the functionality of a completed printed circuit board assembly while intentionally introducing adverse environmental conditions such as temperature extremes, humidity and vibration to screen out potential problems or failures otherwise not detectable until the product is in use.

Customers

Our customers include industry leading original equipment manufacturers such as Fluke Corporation, Honeywell, IBM, Medtronic, Hitachi Global Storage, Motorola and Seagate. We also have many relationships with new and existing customers across the four key industries we serve including Ciena, Given Imaging, MTS Systems, Proxim, Qlogic, and U.S. Army/General Dynamics. The following table shows the percentage of our net sales in each of the markets we serve for the fiscal years ended March 31, 2004, 2003 and 2002.

	Fiscal Year Ended March 31,
Markets	2004	2003	2002
Communications	27%	37%	45%
Computing and Data Storage	36	34	33
Industrial Equipment	32	23	19
Medical	5	6	3

Total	100%	100%	100%

The following table indicates, for fiscal 2004, certain large customers in terms of net sales, in alphabetical order, and the primary products for which we provided our services.

Customers	End Products
Ciena	Communications equipment
Fluke Corporation	Industrial instrumentation
Hitachi Global Storage	Industrial and storage electronics
Honeywell	Industrial electronics
IBM	Computing, network and storage equipment
Motorola	Wireless communications devices
QLogic	Communications and switching equipment
Seagate	Storage equipment

IBM represents the Company’s only customer whose sales exceeded 10% in fiscal 2004.

Sales and Marketing

We market our engineering, product development, automation and test, manufacturing and fulfillment services solutions through a sales force of sixteen full-time senior sales professionals located in the Americas, Europe and Asia. Our North American sales force is assisted by a network of manufacturers’ representatives. Sales in each world-wide region are managed by an experienced sales team with the assistance of technical support members who assist in coordinating the engineering interface across the regions. Our direct sales personnel have knowledge of local and international markets, which we believe is critical to identifying new customers and developing new business opportunities. Our executive operations team is integral to our sales efforts, with each member being assigned to an Americas, European or Asian region in which the executive interfaces with customers to ensure customer satisfaction and generate additional business opportunities.

Our sales and marketing professionals target original equipment manufacturers that require a comprehensive outsourcing solution in the communications, computing and data storage, industrial and medical industries and whose outsourcing requirements will utilize our global facilities and capabilities. Our marketing strategy focuses on developing close working relationships with our customers. To facilitate these relationships, a customer support team is designated in order to service all of the customer’s needs throughout the life cycle of a product. Each team consists of a dedicated program manager, project buyer, production control planner, manufacturing engineer and quality engineer. The program manager serves as the customer’s point of contact for all of the customer’s tactical requirements on a worldwide basis and, with the support of the other team members, has responsibility for managing all aspects of the customer’s project.

Intellectual Property

We have developed proprietary processes and program management methodologies that enable us to shorten time to market and to deliver high quality products in a cost-effective manner. Our intellectual property portfolio of patents, patent applications, trade secrets, know-how, and other proprietary information, enables us to develop products and manufacture custom automation and test equipment solutions for our customers. We currently have eleven U.S. patents, two Singapore patents, and eleven patents pending for technology and methodologies relating to product development, process automation, product quality and reliability, manufacturing processes, failure analysis, process control techniques and test equipment. These inventions are used as building blocks that can be applied in a variety of applications.

Our multi-disciplined engineering teams continually seek to develop new testing and manufacturing equipment and processes to meet our customers’ changing needs and provide custom product development solutions at an affordable cost. Our engineers often incorporate custom built equipment into our own proprietary manufacturing systems to maximize the equipment’s functionality and optimize manufacturability. Because these systems are based on our proprietary technology, they can be quickly replicated in our facilities and provided to our customers in a cost-efficient manner.

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

Research and Development

The market for our services is characterized by rapidly changing technology and continuing process development. Original equipment manufacturers are demanding smaller, faster and higher performance products. These demands require increasingly complex engineering and manufacturing capabilities. We are committed to developing new design and manufacturing technologies and enhancing our existing technologies. Since our formation in 1994, we have made investments in technology and equipment to meet our customers’ needs and maintain our competitive advantage. Our expenditures for research and development in fiscal 2004, 2003 and 2002 were $0.5 million, $1.0 million, and $1.0 million, respectively.

Our close relationships with customers in the early stages of product design allows us to develop new products that utilize innovative technology in a variety of engineering disciplines. These close relationships assist us in identifying emerging products and related technologies in target markets, which allows us to develop and expand our existing technology, or to develop or obtain new technology that will enable us to remain competitive in the electronics manufacturing services industry. As a result of our commitment to maintaining advanced technological capabilities, we have developed expertise in communications, particularly in the areas of optical and wireless technologies, which we believe gives us a competitive advantage over many other electronics manufacturing services providers.

Employees

As of March 31, 2004, we had 3,678 full-time employees. In addition to our full-time employees, we regularly hire part-time and temporary (contract) employees. Given the variable nature of our project flow and the quick response time required by our customers, it is critical that we be able to quickly adjust our production capacities to maximize efficiency and manage costs. To achieve this, our strategy has been to employ a skilled temporary labor force, as required. Except for our 218 employees located in Almelo, the Netherlands, none of our employees are unionized. We believe our employee relations are good, and we have not experienced any work stoppages at any of our facilities.

Worldwide Operations

A key element in our business strategy is to construct our global presence to provide engineering, manufacturing and fulfillment services and solutions in locations that meet our customers’ regional requirements. Consistent with this strategy, we have established three geographical operation regions: the America’s, Europe and Asia. Each region has design and manufacturing facilities. Our facilities offer a full range of services, where suitable to the regional market, or a more limited range, when that is appropriate. Facilities’ service offerings can be scaled up or down as customers’ needs change. We will continue to explore strategic opportunities throughout the world, especially in low-cost regions, that strengthen our competitive position and enhance shareholder value.

In the Americas region, our facility in Rochester, Minnesota provides a full range of services and solutions, including engineering design capabilities, a new product introduction specialty center, volume production capacity and fulfillment and aftermarket services. We maintain a similar operation in San Jose, California, providing easy access to communications and optical market participants in that area. Our Pemstar Pacific Consultants group continues to add significantly to our engineering and design capabilities in our San Jose location and represent a strong presence for us in the governmental market. Our Austin, Texas expansion in fiscal 2004 greatly enhanced our capabilities in capital equipment manufacturing and expanded our presence in the industrial segment. Turtle Mountain Corporation operations run jointly from Chaska, Minnesota and Dunseith, North Dakota provide new product introduction and volume production capacity often delivered through our strategic relationship with a Native American owned distribution business. Facilities in Taunton, Massachusetts provide a new production introduction center, but can also provide volume production. Our Mexico facility, located in Guadalajara, enables us to provide low-cost manufacturing and order fulfillment services for our customers on a global basis. Our Hortolandia, Brazil, facility represents our market entrance, offering low volume manufacturing and aftermarket support capabilities.

In the Europe region, our Almelo, the Netherlands, facility serves as a full range capability site and additionally provides the capability to rapidly distribute products for our European and North American customers. Our facility in Ireland also supports European customers with an additional emphasis on medical device manufacturing. We also support medical device manufacturing in our operation located at Yoqneam, Israel. During fiscal 2005, the Company has started an expansion joint venture in Brasov, Romania that will offer customers a low cost production solution.

In the Asia region, our facility in China is the largest Pemstar site with the completion of the expansion to 250,000 square feet in February 2004. The China operation enables us to reduce our customers’ manufacturing costs while giving us access to new customers in the communications, computing and data storage industries. Our Bangkok, Thailand operation is located outside of Bangkok in a tax-free industrial zone to expand our manufacturing capabilities and provide cost effective solutions for our customers. Our Thailand operations are strategically situated in the rapidly expanding Asian communications, computing and data storage markets, giving us access to new customers in those industries. Our facility in Singapore has enhanced our service capabilities in the data storage industry by adding specialized disk drive design and industrial equipment assembly capabilities. This facility also provides critical sales support for customers in the United States, Southeast Asia, the Philippines, Japan and Korea. Our Yokohama, Japan, facility supports the engineering and design services needs of our customers and also supports the outsourcing of capital equipment from our Singapore facilities.

For disclosures regarding the financial information about various geographies, see Note 12 to the consolidated financial statements included herewith.

Competition

The electronics manufacturing services industry is highly competitive, and we compete against numerous domestic and foreign engineering and manufacturing service companies. We believe that the principal competitive factors in our industry are:

•	Service and solutions offerings;

•	Technological capabilities;

•	Scale of operations and financial strength;

•	Geographic location and coverage;

•	Pricing;

•	Product quality;

•	Meeting product delivery schedules; and

•	Flexible and timely response to design and schedule changes.

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

Governmental Regulation

Our operations are subject to federal, state and local regulatory requirements on environmental, waste management and health and safety measures relating to the use, release, storage, treatment, transportation, discharge, disposal and clean-up of hazardous substances and wastes, as well as practices and procedures applicable to the construction and operation of our plants. In addition, we are required to register with the United States Food and Drug Administration as a medical device manufacturer. The FDA and various state agencies inspect our facilities from time to time to determine whether we are in compliance with the FDA’s Quality Systems Regulation relating to medical device manufacturing companies, including regulations concerning manufacturing, testing, quality control and product labeling practices. The current costs of compliance are not material to us, and we are not presently aware of any facts or circumstances that would cause us to incur significant costs or liabilities in the future related to environmental, health and safety law compliance.

Available Information

Pemstar’s Internet website is http://www.pemstar.com. Pemstar makes available free of charge, on or through its website, its annual, quarterly and current reports, and any amendments to those reports, as soon as reasonably practicable after electronically filing such reports with, or furnishing such reports to, the Securities and Exchange Commission. Information contained on Pemstar’s website is not part of this report.

ITEM 2. PROPERTIES

Our executive offices are located in Rochester, Minnesota, where we also have engineering and manufacturing facilities. Information about our other facilities is set forth below:

Location	Approximate Square Feet	Owned/Leased	Principal Services
Rochester, Minnesota (3 facilities)	257,000 60,000 9,000	Leased Leased Leased	Headquarters, engineering and manufacturing

San Jose, California	141,000	Leased	Engineering and Manufacturing

Taunton, Massachusetts	85,000	Leased	Engineering and Manufacturing

Dunseith, North Dakota	47,000 53,000	Owned(1) Leased	Manufacturing

Austin, Texas	62,000	Leased	Manufacturing

Chaska, Minnesota	58,000	Leased	Manufacturing

Guadalajara, Mexico	119,000	Leased	Manufacturing

Hortolandia, Brazil	3,000	Leased	Manufacturing

Tianjin, China	250,000	Owned	Manufacturing

Bangkok, Thailand	180,000	Owned(1)	Manufacturing

Singapore	60,000	Leased	Engineering and manufacturing

Yokahama, Japan	1,000	Leased	Sales and technical support

Almelo, the Netherlands	130,000	Leased	Engineering and manufacturing

Navan, Ireland	26,000	Leased	Manufacturing

Yoqneam, Israel	5,000	Leased	Manufacturing and technical support

Brasov, Romania	30,000	Leased	Manufacturing

Inactive

Mountain View, California (2 facilities)	38,000 7,000	Leased Leased	Vacated in fiscal 2004

(1)	Property is pledged under a mortgage.

We believe our facilities are well maintained and suitable for their respective operations. We anticipate that as our business grows, we will need to acquire, lease or build additional facilities. We may encounter unforeseen difficulties, costs or delays in expanding our facilities.

ITEM 3. LEGAL PROCEEDINGS

We are currently a defendant, along with several current and former officers and directors, in a consolidated putative class action captioned in re PEMSTAR Securities Litigation, alleging violations of Section 10(b) and Section 20(a) of the Securities Exchange Act of 1934 and Sections 11 and 12 of the Securities Act of 1933. The lawsuit is a consolidation of several lawsuits, the first of which was commenced in United States District Court for the District of Minnesota on July 24, 2002. The plaintiffs, several individual shareholders, allege, in essence, that the defendants defrauded our shareholders by making optimistic statements during a time when they should have known that business prospects were less promising and allege that the registration statement filed by us in connection with a secondary offering contained false, material misrepresentations. An Amended Consolidated Complaint was filed January 9, 2003. The securities class action is pending and discovery is ongoing.

On August 23, 2002 and October 2, 2002 two different individual shareholders also commenced virtually identical shareholder derivative actions against us as nominal defendant and our Board. Those actions have been consolidated and are currently pending in United States District Court for the District of Minnesota, Third Judicial District, County of Olmsted. The allegations in the consolidated derivative action are based on many of the same facts that gave rise to the securities action. The derivative action alleges that our Board breached its fiduciary duties by allegedly allowing the violations of the securities to occur.

It is too early to predict the likelihood of prevailing on the various lawsuits described above. We believe the securities action is wholly without merit and we have moved to dismiss the derivative action based on the plaintiffs’ failure to make a demand that the Board consider the merits of the claims in that action. We are vigorously defending against both of these claims.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

EXECUTIVE OFFICERS OF THE REGISTRANT

Robert D. Ahmann, 48, is Executive Vice President—Industrial. He served as a director from August 1999 to May 2003. Mr. Ahmann has worked for us in various capacities since 1994. From 1977 to 1994 Mr. Ahmann was employed by IBM, where he held several engineering and management positions, including most recently as manager of test and process engineering for storage products. Mr. Ahmann holds a B.S.E.E. from North Dakota State University and a M.S.E.E. from the University of Minnesota.

Roy A. Bauer, 58, is Executive Vice President and our Chief Operating Officer. He has held a number of positions since joining Pemstar in 2001, and is current head of World Wide Manufacturing and Product Development Operations. Prior to joining PEMSTAR, Mr. Bauer was employed by IBM for twenty-four years in various positions in manufacturing engineering, operations management, and quality management, most recently as Director of WW AS/400 System Quality and Customer Satisfaction. He led the IBM Rochester site effort in winning the Malcolm Baldrige National Quality Award in 1990. Mr. Bauer is currently serving on the Board of Directors of the University of Wisconsin Stout Foundation and in May of 2003 was named to the Panel of Judges of the Malcolm Baldrige National Quality Award Program. Mr. Bauer holds a B. S. in Industrial Technology and a Doctorate of Science from the University of Wisconsin – Stout.

Allen J. Berning, 49, has served as our Chief Executive Officer, director and Chairman of our Board since the founding of Pemstar in 1994. Prior to founding Pemstar, Mr. Berning was employed by IBM for fifteen years, where he held several engineering and management positions in process engineering, manufacturing, cost engineering and resource planning, including most recently as Operations Manager for IBM’s Rochester Storage Systems facility. Mr. Berning received a B.S.I.E. and an M.B.A. from St. Cloud State University. He served as board member and past chair of the Greater Rochester Area University Center. He is currently serving on the 2004 Olmsted County United Way Campaign Cabinet. In 1999, Mr. Berning received the national Ernst & Young Entrepreneur of the Year Award.

Larry R. Degen, 49, is a Vice President and has served as our Principal Accounting Officer since 2002. Prior to that, he served Pemstar as Corporate Controller since 1999. Mr. Degen was employed as Finance Director, North America by Capital Safety Company Ltd (formerly a division of BTP plc), a safety products manufacturer, from 1994 to 1999. Previously, he held various auditing services positions over 15 years with Ernst & Young. He holds a B.A. from St. John’s University.

Gregory S. Lea, 51, is an Executive Vice President and our Chief Financial Officer and has been a director of Pemstar since April 2001. From 1993 to April 2002, Mr. Lea served as a corporate Vice President for Jostens Corporation, a commemorative and affiliation products manufacturer, serving most recently as corporate Vice President—Business Ventures. From 1993 to 1999, Mr. Lea held two other corporate vice presidency positions at Jostens Corporation. From 1974 to 1993, Mr. Lea was employed by IBM Corporation, where he held several financial management and administrative positions. From 1981 to 1993, Mr. Lea was President and a member of the Board of Directors of the Ability Building Center, Inc. Mr. Lea holds a B.S. in Accounting/Business Management from Minnesota State University, Mankato.

William H. Rice, 38, is Vice President, General Counsel and Corporate Secretary and had served as Senior Counsel and Assistant Corporate Secretary since joining PEMSTAR in 2002. Prior to joining PEMSTAR, Mr. Rice was with NRG Energy, Inc., where he served as Senior Counsel for North American mergers, acquisitions and project finance, and Corporate Secretary for a number of NRG’s subsidiaries. From 1991 to 2000, Mr. Rice served as Senior Counsel with The Pillsbury Company, managed the legal department of Rollerblade, Inc., and spent several years in a private law firm. Mr. Rice holds a J.D. from the University of Minnesota Law School and a B.A. from the University of St. Thomas.

PART II.

ITEM 5. MARKET FOR PEMSTAR’S COMMON STOCK AND RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The information required by this item regarding the market for Pemstar’s Common Stock is incorporated by reference from the information under the caption “Market Information,” “Holders” and “Dividends” contained on page 45 of our 2004 Annual Report to Shareholders delivered to our shareholders on or about June 30, 2004, (the “2004 Annual Report”), which is filed herewith as Exhibit 13.1.

As of June 7, 2004, our common stock was held by approximately 1,335 shareholders of record and was selling at $2.48 per share.

ITEM 6. SELECTED FINANCIAL DATA

The information required by this item is incorporated by reference from the information under the caption “Selected Financial Data” on pages 10 through 11 of our 2004 Annual Report, which is filed herewith as Exhibit 13.1.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by this item is incorporated by reference from the information under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 12 through 25 of our 2004 Annual Report, which is filed herewith as Exhibit 13.1.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this item is incorporated by reference from the information under the sub-heading “Quantitative and Qualitative Disclosures About Market Risk” under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 17 through 25 of our 2004 Annual Report, which is filed herewith as Exhibit 13.1.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item concerning financial statements is incorporated by reference from the information contained on pages 26 through 43 of our 2004 Annual Report, which is filed herewith as Exhibit 13.1. The information required by this item concerning supplementary financial information is incorporated by reference from the information on page 44 of our 2004 Annual Report under the caption “Quarterly Results of Operations (Unaudited),” which is filed herewith as Exhibit 13.1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and its Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended). Based upon that evaluation, the Company’s Chief Executive Officer along with the Company’s Executive Vice President and Chief Financial Officer concluded that as of the end of the period covered by this report the Company’s disclosure controls and procedures were effective in timely alerting them to material information relating to the Company

(including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings. During the fiscal quarter ended March 31, 2004, there has been no change in our internal control over financial reporting (as defined in Rule 13a – 15(f) under the Securities and Exchange Act of 1934, as amended) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item regarding directors and Section 16(a) compliance is incorporated by reference from the information under the caption “Election of Directors” contained on pages 4 through 6 of the Proxy Statement and the information under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” on page 14 of the Proxy Statement, respectively. The information required by this item regarding the Company’s code of ethics is incorporated by reference from the information under the caption “Code of Ethics” contained on pages 16 of the Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item regarding executive officers compensation is incorporated by reference from the information under the caption “Executive Compensation” on pages 7 through 12 of the Proxy Statement. The information required by the item regarding director compensation is incorporated by reference from the information under the caption “Compensation of Directors” on page 6 of the Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item regarding security ownership of certain beneficial owners and management is incorporated by reference from the information under the caption “Security Ownership of Certain Beneficial Owners and Management” on pages 2 through 3 of the Proxy Statement. The information required by this item regarding securities authorized for issuance under equity compensation plans is incorporated by reference from the information under the caption “Equity Compensation Plan Information” contained on pages 11 through 12 of the Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item regarding accounting fees and services is incorporated by reference from the information under the caption “Independent Auditors Fees” on page 16 of the Proxy Statement.

PART IV.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)	Financial Statements

The following consolidated financial statements of Pemstar Inc. and subsidiaries and the Independent Auditors’ Report thereon, are included in Part II, Item 8, hereof:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets — March 31, 2004 and March 31, 2003

Consolidated Statements of Operations — Years ended March 31, 2004, March 31, 2003 and March 31, 2002

Consolidated Statement of Shareholders’ Equity — Years ended March 31, 2004, March 31, 2003 and March 31, 2002

Consolidated Statements of Cash Flows — Years ended March 31, 2004, March 31, 2003 and March 31, 2002

Notes to Consolidated Financial Statements

(a)(2)	Financial Statement Schedules

The consolidated financial statement schedule of Pemstar Inc. and subsidiaries, required to be filed as part of this Form 10-K is listed below and is included at the end of this Report.

Schedule II – Valuation and Qualifying Accounts – Years ended March 31, 2004, March 31, 2003 and March 31, 2002

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

(a)(3)	Exhibits

3.1	Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-3 (File No. 333-75284)).

3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (File No. 333-37162)).

4.1	Form of Promissory Note (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (File No. 333-37162)).

4.2	Form of Certificate of Common Stock of the Company (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 333-37162)).

4.3	Rights Agreement, dated as of August 11, 2000, between the Company and Wells Fargo Bank, N.A., as Rights Agent (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-3 (File No. 333-75284)).

4.4	Amended and Restated Rights Agreement Amendment by and between the Company and Wells Fargo Bank Minnesota, N.A. dated May 8, 2002 (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form 8-A/A filed on July 29, 2002).

4.5	Form of Indenture relating to Senior Debt Securities (incorporated by reference to Exhibit 4.7 to the Company’s Registration Statement on Form S-3 (File No. 333-75284)).

4.6	Form of Indenture relating to Subordinated Debt Securities (incorporated by reference to Exhibit 4.8 to the Company’s Registration Statement on Form S-3 (File No. 333-75284)).

4.7	Form of Initial Notes (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on May 6, 2002).

4.8	Form of Warrants (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on May 6, 2002).

4.9	Warrant dated May 10, 2002 to Smithfield Fiduciary LLC (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on May 13, 2002).

4.10	Warrant dated May 10, 2002 to Citadel Equity Fund Ltd. (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on May 13, 2002).

10.1	Loan Agreement, dated June 27, 2002, by and between the Pemstar (Thailand) Limited and Thai Farmers Bank Public Company Limited and related Guarantee Agreement by Pemstar Inc., dated June 25, 2002 (incorporated by reference to Exhibit 10.4 in the Company’s Quarterly Report on Form 10-Q for the period ending June 30, 2002 (File No. 000-31223).

10.2	Purchase Agreement by and among the Company, Smithfield Fiduciary LLC and Citadel Equity Fund Ltd. dated May 3, 2002 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 6, 2002).

10.3	Registration Rights Agreement by and among the Company, Smithfield Fiduciary LLC and Citadel Equity Fund Ltd. dated May 3, 2002 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on May 6, 2002).

10.4	Registration Rights Agreement by and among the Company, Smithfield Fiduciary LLC and Citadel Equity Fund Ltd. dated May 10, 2002 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 13, 2002).

10.5	Letter Agreement by and among the Company, Smithfield Fiduciary LLC and Citadel Equity Fund Ltd. dated May 8, 2002 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 13, 2002).

10.6	Letter Agreement by and among the Company, Smithfield Fiduciary LLC and Citadel Equity Fund Ltd. dated May 10, 2002 (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on May 13, 2002).

10.7	Amendment and Termination Agreement by and among the Company, Smithfield Fiduciary LLC and Citadel Equity Fund Ltd. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 19, 2002).

10.8	Form of Change in Control Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 (File No. 333-37162)).*

10.9	First Amended and Restated Investor Rights Agreement, dated as of June 7, 1999 between the Company and certain shareholders (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1 (File No. 333-37162)).

10.10	Pemstar Inc. 1994 Stock Option Plan (incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1 (File No. 333-37162)).*

10.11	Pemstar Inc. 1995 Stock Option Plan (incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-1 (File No. 333-37162)).*

10.12	Pemstar Inc. 1997 Stock Option Plan (incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-1 (File No. 333-37162)).*

10.13	Pemstar Inc. Amended and Restated 1999 Stock Option Plan (incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-1 (File No. 333-37162)).*

10.14	Pemstar Inc. 2000 Stock Option Plan (incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement on Form S-1 (File No. 333-37162)).*

10.15	Pemstar, Inc. 2000 Employee Stock Purchase Plan, as amended (incorporated by reference to Exhibit 10.6 in the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002).

10.16	Pemstar, Inc. 2002 Stock Option Plan (incorporated by reference to Exhibit 10.7 in the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002).

10.17	Lease, dated June 29, 1998, between the Company and Leslie E. Nelson as Trustee of the Leslie E. Nelson Revocable Trust dated December 20, 1994, as amended (incorporated by reference to Exhibit 10.19 to the Company’s Registration Statement on Form S-1 (File No. 333-37162)).

10.18	Sub-Lease Agreement, dated February 3, 1999, between Hongguan Technologies (S) Pte. Ltd. and Pemstar-Hongguan Pte. Ltd. (incorporated by reference to Exhibit 10.20 to the Company’s Registration Statement on Form S-1 (File No. 333-37162)).

10.19	Lease Agreement dated September 30, 1998, between Guadalajara Industrial Technologico, S.A. de C.V. and Pemstar de Mexico S.A. de C.V. (incorporated by reference to Exhibit 10.21 to the Company’s Registration Statement on Form S-1 (File No. 333-37162)).

10.20	Sublease for Office Premises, dated May 1, 1999, between Pemstar B.V. and Fluke Industrial B.V. and Lease Agreement for Office Premises dated July 11, 1997 between Fortress Beheer I B.V. & Garden End Building B.V. and Fluke Industrial B.V. (incorporated by reference to Exhibit 10.22 to the Company’s Registration Statement on Form S-1 (File No. 333-37162)).

10.21	Sublease Assignment Agreement dated June 8, 1999 between the Company and Bell Microproducts, Inc. (incorporated by reference to Exhibit 10.23 to the Company’s Registration Statement on Form S-1 (File No. 333-37162)).

10.22	Land and Factory Lease Agreement dated April 27, 2000 between the Company and Thai Factory Development Public Company Limited (incorporated by reference to Exhibit 10(ii) to the Company’s Quarterly Report on Form 10-Q for the period ending September 30, 2000 (File No. 000-31223)).

10.23	Lease Agreement dated August, 2000 between Pemstar De Mexico, S.A. de C.V. and Guadalajara Industrial Tecnologico, S.A. de C.V. (incorporated by reference to Exhibit 10(iv) to the Company’s Quarterly Report on Form 10-Q for the period ending September 30, 2000 (File No. 000-31223)).

10.24	Rental Agreement dated September 28, 2000 between Pemstar B.V. and GE Capital B.V. (incorporated by reference to Exhibit 10(v) to the Company’s Quarterly Report on Form 10-Q for the period ending September 30, 2000 (File No. 000-31223)).

10.25	Multi-Tenant Industrial Triple Net Lease dated March 12, 2000 between the Company and Senter Road, LLC (incorporated by reference to Exhibit 10(vi) to the Company’s Quarterly Report on Form 10-Q for the period ending September 30, 2000 (File No. 000-31223)).

10.26	Lease Agreement, dated April 22, 1981, between the City of Dunseith, North Dakota and Turtle Mountain Corporation (incorporated by reference to Exhibit 10.37 to the Company’s Registration Statement on Form S-1 (File No. 333-60832)).

10.27	Lease Agreement dated April 30, 2001, between the Company and James F. Matthews and Judith Matthews (incorporated by reference to Exhibit 10.33 to the Company’s Registration Statement on Form S-1 (File No. 333-60832)).

10.28	Lease Agreement, dated 5 April 2001, between Derraglen Trading Limited, Pemstar Ireland Limited and the Company (incorporated by reference to Exhibit 10(iii) to the Company’s Quarterly Report on Form 10-Q for the period ending June 30, 2001 (File No. 000-31223)).

10.29	Asset Purchase Agreement dated as of May 7, 2001, between the Company, U.S. Assemblies New England, Inc., MATCO Electronics Group, Inc. and James F. Matthews (incorporated by reference to Exhibit 10.34 to the Company’s Registration Statement on Form S-1 (File No. 333-60832)).

10.30	Asset Purchase Agreement dated as of April 30, 1999, by and between the Company and Bell Microproducts, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 (File No. 333-37162)).

10.31	Loan and Security Agreement between the Company, Turtle Mountain Corporation, Pemstar Pacific Consultants Inc. and Gentlelife, Inc., Congress Financial Corporation and Fleet Capital Corporation dated April 25, 2003 (incorporate by reference to Exhibit 4.1 to the Company’s Report on Form 8-K dated April 28, 2003 (File No. 000-31223))

10.32	Amendment No. 1 to Loan and Security Agreement, dated as of April 25, 2003, between the Company, Turtle Mountain Corporation, Pemstar Pacific Consultants Inc. and Gentlelife, Inc., Congress Financial Corporation and Fleet Capital Corporation dated April 25, 2003 (incorporated by reference to Exhibit 4.2 to the Company’s Report on Form 8-K dated April 28, 2003 (File No. 000-31223)).

10.33	Amendment No. 2 to Loan and Security Agreement, dated as of June 30, 2003, between the Company, Turtle Mountain Corporation, Pemstar Pacific Consultants Inc. and Gentlelife, Inc., Congress Financial Corporation and Fleet Capital Corporation dated April 25, 2003 (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 10-Q dated August 7, 2003 (File No. 000-31223)).

10.34	Amendment No. 3 to Loan and Security Agreement, dated as of July 10, 2003, between the Company, Turtle Mountain Corporation, Pemstar Pacific Consultants Inc. and Gentlelife, Inc., Congress Financial Corporation and Fleet Capital Corporation dated April 25, 2003 (incorporated by reference to Exhibit 4.2 to the Company’s Report on Form 10-Q dated August 7, 2003 (File No. 000-31223)).

10.35	Amendment No. 4 to Loan and Security Agreement, dated as of January 5, 2004, between the Company, Turtle Mountain Corporation, Pemstar Pacific Consultants Inc. and Gentlelife, Inc., Congress Financial Corporation and Fleet Capital Corporation dated April 25, 2003 (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 10-Q dated January 9, 2004 (File No. 000-31223)).

10.36	Amendment No. 5 to Loan and Security Agreement, dated as of January 6, 2004, between the Company, Turtle Mountain Corporation, Pemstar Pacific Consultants Inc. and Gentlelife, Inc., Congress Financial Corporation and Fleet Capital Corporation dated April 25, 2003 (incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 8-K dated January 9, 2004 (File No. 000-31223)).

10.37	Amendment No. 6 to Loan and Security Agreement, dated as of January 6, 2004, between the Company, Turtle Mountain Corporation, Pemstar Pacific Consultants Inc. and Gentlelife, Inc., Congress Financial Corporation and Fleet Capital Corporation dated April 25, 2003 (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 10-Q dated February 17, 2004 (File No. 000-31223)).

10.38	Amendment No. 7 to Loan and Security Agreement, dated as of April 12, 2004, between the Company, Turtle Mountain Corporation, Pemstar Pacific Consultants Inc. and Gentlelife, Inc., Congress Financial Corporation and Fleet Capital Corporation dated April 25, 2003

10.39	Lease agreement between Company and PEM (MN) QRS 15-39, INC., a Delaware corporation, dated March 28, 2003 (incorporated by reference to Exhibit 4.3 to the Company’s Report on Form 8-K dated April 28, 2003 (File No. 000-31223))

12.1	Computation of Ratio of Earnings to Fixed Charges.

13.1	Portions of the 2004 Annual Report to Shareholders incorporated by reference herein.

21.1	Subsidiaries of the Company.

23.1	Consent of Ernst & Young LLP.

24.1	Power of Attorney (included with signatures on page 21 herein).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit to Form 10-K pursuant to Item 15(c) of this Report.

The Company agrees to furnish supplementally to the Securities and Exchange Commission upon request a copy of any instrument defining the rights of holders of long-term debt not being filed as an exhibit in reliance on Item 601(b)(4)(iii)(A) of Regulation S-K.

(b)	Reports on Form 8-K

On January 9, 2004, we filed a Current Report on Form 8-K reporting under Items 5 and 7 the execution and filing of Amendment Numbers 4 and 5 to Loan and Security Agreement between the Company, Turtle Mountain Corporation, Pemstar Pacific Consultants Inc. and Gentlelife, Inc., Congress Financial Corporation and Fleet Capital Corporation dated April 25, 2003. We filed a second Current Report on Form 8-K on January 28, 2004, furnishing under Items 12 and 7 the earnings release and unaudited condensed financial statements for the quarter ended December 31, 2003. We filed a third Current Report on Form 8-K on May 18, 2004 furnishing under Items 12 and 7 the earnings release and unaudited condensed financial statements for the quarter and year ended March 31, 2004.

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

PEMSTAR INC.

Date: June 11, 2004	By:	/s/ Allen J. Berning
Allen J. Berning
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated. KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Greg S. Lea, as their true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities to sign the Annual Report on Form 10-K of Pemstar Inc. for the 12 months ended March 31, 2004, and any and all amendments to such Annual report on Form 10-K and to file same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange, granting unto said attorneys-in-fact and agents, full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or the substitutes for such attorney-in-fact and agent, may lawfully do or cause to be done by virtue hereof.

Signature	Title	Date

/s/ Allen J. Berning Allen J. Berning	Chairman, Chief Executive Officer and Director (principal executive officer)	June 11, 2004

/s/ Greg S. Lea Greg S. Lea	Chief Financial Officer and Director (principal financial officer)	June 11, 2004

/s/ Thomas A. Burton Thomas A. Burton	Director	June 11, 2004

/s/ Kenneth E. Hendrickson Kenneth E. Hendrickson	Director	June 11, 2004

/s/ Bruce M. Jaffe Bruce M. Jaffe	Director	June 11, 2004

Wolf Michel	Director	__________

/s/ Michael Odrich Michael Odrich	Director	June 11, 2004

/s/ Steven E. Snyder Steven E. Snyder	Director	June 11, 2004

/s/ Larry R. Degen Larry R. Degen	Vice President, Principal Accounting Officer (principal accounting officer)	June 11, 2004

Schedule II—Valuation and Qualifying Accounts

Pemstar Inc.

Col. A.	Col. B	Col. C			Col. D		Col. E
(Amounts in thousands)		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts— Described		Deductions Described		Balance at End of Period

YEAR ENDED MARCH 31, 2004
Reserve and allowances deducted from accounts:
Allowance for uncollectible accounts	$3,483	$771	$		$1,076	(1)	$3,178
Allowance for inventory obsolescence	5,381	768		—	2,743	(2)	3,406
Allowance for deferred tax assets	35,516	10,228		—	—		45,744

YEAR ENDED MARCH 31, 2003
Reserve and allowances deducted from accounts:
Allowance for uncollectible accounts	8,724	2,214		—	7,455	(1)	3,483
Allowance for inventory obsolescence	6,676	8,055		—	9,350	(2)	5,381
Allowance for deferred tax assets	26,962	8,554		—	—		35,516

YEAR ENDED MARCH 31, 2002
Reserve and allowances deducted from accounts:
Allowance for uncollectible accounts	1,234	8,228		—	738	(1)	8,724
Allowance for inventory obsolescence	2,154	5,440		—	918	(2)	6,676
Allowance for deferred tax assets	—	26,962		—	—		26,962

(1)	Write-off of accounts receivable determined to be uncollectible.
(2)	Disposal of obsolete inventories.

EXHIBIT INDEX

Exhibit No.
3.1	Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-3 (File No. 333-75284)).

3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (File No. 333-37162)).

4.1	Form of Promissory Note (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (File No. 333-37162)).

4.2	Form of Certificate of Common Stock of the Company (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 333-37162)).

4.3	Rights Agreement, dated as of August 11, 2000, between the Company and Wells Fargo Bank, N.A., as Rights Agent (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-3 (File No. 333- 75284)).

4.4	Amended and Restated Rights Agreement Amendment by and between the Company and Wells Fargo Bank Minnesota, N.A. dated May 8, 2002 (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form 8-A/A filed on July 29, 2002).

4.5	Form of Indenture relating to Senior Debt Securities (incorporated by reference to Exhibit 4.7 to the Company’s Registration Statement on Form S-3 (File No. 333-75284)).

4.6	Form of Indenture relating to Subordinated Debt Securities (incorporated by reference to Exhibit 4.8 to the Company’s Registration Statement on Form S-3 (File No. 333-75284)).

4.7	Form of Initial Notes (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on May 6, 2002).

4.8	Form of Warrants (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on May 6, 2002).

4.9	Warrant dated May 10, 2002 to Smithfield Fiduciary LLC (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on May 13, 2002).

4.10	Warrant dated May 10, 2002 to Citadel Equity Fund Ltd. (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on May 13, 2002).

10.1	Loan Agreement, dated June 27, 2002, by and between the Pemstar (Thailand) Limited and Thai Farmers Bank Public Company Limited and related Guarantee Agreement by Pemstar Inc., dated June 25, 2002 (incorporated by reference to Exhibit 10.4 in the Company’s Quarterly Report on Form 10-Q for the period ending June 30, 2002 (File No. 000-31223).

10.2	Purchase Agreement by and among the Company, Smithfield Fiduciary LLC and Citadel Equity Fund Ltd. dated May 3, 2002 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 6, 2002).

10.3	Registration Rights Agreement by and among the Company, Smithfield Fiduciary LLC and Citadel Equity Fund Ltd. dated May 3, 2002 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on May 6, 2002).

10.4	Registration Rights Agreement by and among the Company, Smithfield Fiduciary LLC and Citadel Equity Fund Ltd. dated May 10, 2002 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 13, 2002).

10.5	Letter Agreement by and among the Company, Smithfield Fiduciary LLC and Citadel Equity Fund Ltd. dated May 8, 2002 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 13, 2002).

10.6	Letter Agreement by and among the Company, Smithfield Fiduciary LLC and Citadel Equity Fund Ltd. dated May 10, 2002 (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on May 13, 2002).

10.7	Amendment and Termination Agreement by and among the Company, Smithfield Fiduciary LLC and Citadel Equity Fund Ltd. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 19, 2002).

10.8	Form of Change in Control Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 (File No. 333-37162)).

10.9	First Amended and Restated Investor Rights Agreement, dated as of June 7, 1999 between the Company and certain shareholders (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1 (File No. 333-37162)).

10.10	Pemstar Inc. 1994 Stock Option Plan (incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1 (File No. 333-37162)).

10.11	Pemstar Inc. 1995 Stock Option Plan (incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-1 (File No. 333-37162)).

10.12	Pemstar Inc. 1997 Stock Option Plan (incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-1 (File No. 333-37162)).

10.13	Pemstar Inc. Amended and Restated 1999 Stock Option Plan (incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-1 (File No. 333-37162)).

10.14	Pemstar Inc. 2000 Stock Option Plan (incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement on Form S-1 (File No. 333-37162)).

10.15	Pemstar, Inc. 2000 Employee Stock Purchase Plan, as amended (incorporated by reference to Exhibit 10.6 in the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002).

10.16	Pemstar, Inc. 2002 Stock Option Plan (incorporated by reference to Exhibit 10.7 in the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002).

10.17	Lease, dated June 29, 1998, between the Company and Leslie E. Nelson as Trustee of the Leslie E. Nelson Revocable Trust dated December 20, 1994, as amended (incorporated by reference to Exhibit 10.19 to the Company’s Registration Statement on Form S-1 (File No. 333-37162)).

10.18	Sub-Lease Agreement, dated February 3, 1999, between Hongguan Technologies (S) Pte. Ltd. and Pemstar-Hongguan Pte. Ltd. (incorporated by reference to Exhibit 10.20 to the Company’s Registration Statement on Form S-1 (File No. 333-37162)).

10.19	Lease Agreement dated September 30, 1998, between Guadalajara Industrial Technologico, S.A. de C.V. and Pemstar de Mexico S.A. de C.V. (incorporated by reference to Exhibit 10.21 to the Company’s Registration Statement on Form S-1 (File No. 333-37162)).

10.20	Sublease for Office Premises, dated May 1, 1999, between Pemstar B.V. and Fluke Industrial B.V. and Lease Agreement for Office Premises dated July 11, 1997 between Fortress Beheer I B.V. & Garden End Building B.V. and Fluke Industrial B.V. (incorporated by reference to Exhibit 10.22 to the Company’s Registration Statement on Form S-1 (File No. 333-37162)).

10.21	Sublease Assignment Agreement dated June 8, 1999 between the Company and Bell Microproducts, Inc. (incorporated by reference to Exhibit 10.23 to the Company’s Registration Statement on Form S-1 (File No. 333-37162)).

10.22	Land and Factory Lease Agreement dated April 27, 2000 between the Company and Thai Factory Development Public Company Limited (incorporated by reference to Exhibit 10(ii) to the Company’s Quarterly Report on Form 10-Q for the period ending September 30, 2000 (File No. 000-31223)).

10.23	Lease Agreement dated August, 2000 between Pemstar De Mexico, S.A. de C.V. and Guadalajara Industrial Tecnologico, S.A. de C.V. (incorporated by reference to Exhibit 10(iv) to the Company’s Quarterly Report on Form 10-Q for the period ending September 30, 2000 (File No. 000-31223)).

10.24	Rental Agreement dated September 28, 2000 between Pemstar B.V. and GE Capital B.V. (incorporated by reference to Exhibit 10(v) to the Company’s Quarterly Report on Form 10-Q for the period ending September 30, 2000 (File No. 000-31223)).

10.25	Multi-Tenant Industrial Triple Net Lease dated March 12, 2000 between the Company and Senter Road, LLC (incorporated by reference to Exhibit 10(vi) to the Company’s Quarterly Report on Form 10-Q for the period ending September 30, 2000 (File No. 000-31223)).

10.26	Lease Agreement, dated April 22, 1981, between the City of Dunseith, North Dakota and Turtle Mountain Corporation (incorporated by reference to Exhibit 10.37 to the Company’s Registration Statement on Form S-1 (File No. 333-60832)).

10.27	Lease Agreement dated April 30, 2001, between the Company and James F. Matthews and Judith Matthews (incorporated by reference to Exhibit 10.33 to the Company’s Registration Statement on Form S-1 (File No. 333-60832)).

10.28	Lease Agreement, dated 5 April 2001, between Derraglen Trading Limited, Pemstar Ireland Limited and the Company (incorporated by reference to Exhibit 10(iii) to the Company’s Quarterly Report on Form 10-Q for the period ending June 30, 2001 (File No. 000-31223)).

10.29	Asset Purchase Agreement dated as of May 7, 2001, between the Company, U.S. Assemblies New England, Inc., MATCO Electronics Group, Inc. and James F. Matthews (incorporated by reference to Exhibit 10.34 to the Company’s Registration Statement on Form S-1 (File No. 333-60832)).

10.30	Asset Purchase Agreement dated as of April 30, 1999, by and between the Company and Bell Microproducts, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 (File No. 333-37162)).

10.31	Loan and Security Agreement between the Company, Turtle Mountain Corporation, Pemstar Pacific Consultants Inc. and Gentlelife, Inc., Congress Financial Corporation and Fleet Capital Corporation dated April 25, 2003 (incorporate by reference to Exhibit 4.1 to the Company’s Report on Form 8-K dated April 28, 2003 (File No. 000-31223))

10.32	Amendment No. 1 to Loan and Security Agreement, dated as of April 25, 2003, between the Company, Turtle Mountain Corporation, Pemstar Pacific Consultants Inc. and Gentlelife, Inc., Congress Financial Corporation and Fleet Capital Corporation dated April 25, 2003 (incorporated by reference to Exhibit 4.2 to the Company’s Report on Form 8-K dated April 28, 2003 (File No. 000-31223)).

10.33	Amendment No. 2 to Loan and Security Agreement, dated as of June 30, 2003, between the Company, Turtle Mountain Corporation, Pemstar Pacific Consultants Inc. and Gentlelife, Inc., Congress Financial Corporation and Fleet Capital Corporation dated April 25, 2003 (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 10-Q dated August 7, 2003 (File No. 000-31223)).

10.34	Amendment No. 3 to Loan and Security Agreement, dated as of July 10, 2003, between the Company, Turtle Mountain Corporation, Pemstar Pacific Consultants Inc. and Gentlelife, Inc., Congress Financial Corporation and Fleet Capital Corporation dated April 25, 2003 (incorporated by reference to Exhibit 4.2 to the Company’s Report on Form 10-Q dated August 7, 2003 (File No. 000-31223)).

10.35	Amendment No. 4 to Loan and Security Agreement, dated as of January 5, 2004, between the Company, Turtle Mountain Corporation, Pemstar Pacific Consultants Inc. and Gentlelife, Inc., Congress Financial Corporation and Fleet Capital Corporation dated April 25, 2003 (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 10-Q dated January 9, 2004 (File No. 000-31223)).

10.36	Amendment No. 5 to Loan and Security Agreement, dated as of January 6, 2004, between the Company, Turtle Mountain Corporation, Pemstar Pacific Consultants Inc. and Gentlelife, Inc., Congress Financial Corporation and Fleet Capital Corporation dated April 25, 2003 (incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 8-K dated January 9, 2004 (File No. 000-31223)).

10.37	Amendment No. 6 to Loan and Security Agreement, dated as of January 6, 2004, between the Company, Turtle Mountain Corporation, Pemstar Pacific Consultants Inc. and Gentlelife, Inc., Congress Financial Corporation and Fleet Capital Corporation dated April 25, 2003 (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 10-Q dated February 17, 2004 (File No. 000-31223)).

10.38	Amendment No. 7 to Loan and Security Agreement, dated as of April 12, 2004, between the Company, Turtle Mountain Corporation, Pemstar Pacific Consultants Inc. and Gentlelife, Inc., Congress Financial Corporation and Fleet Capital Corporation dated April 25, 2003

10.39	Lease agreement between Company and PEM (MN) QRS 15-39, INC., a Delaware corporation, dated March 28, 2003 (incorporated by reference to Exhibit 4.3 to the Company’s Report on Form 8-K dated April 28, 2003 (File No. 000-31223))

12.1	Computation of Ratio of Earnings to Fixed Charges.

13.1	Portions of the 2004 Annual Report to Shareholders incorporated by reference herein.

21.1	Subsidiaries of the Company.

23.1	Consent of Ernst & Young LLP.

24.1	Power of Attorney (included with signatures on page 21 herein).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.