Form 10-Q
period 2004-06-30
PEMSTAR INC
filed 2004-08-13
CIK 924829

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE PERIOD ENDED June 30, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE PERIOD From to .

Commission file number 000-31223

PEMSTAR INC.

(Exact name of registrant as specified in its charter)

Minnesota	41-1771227
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practical date.

Common Stock, $0.01 Par Value — 45,146,661 shares as of August 1, 2004.

Index

Pemstar Inc.

Part I. Financial Information

Pemstar Inc.

Consolidated Balance Sheets

(In thousands, except per share data)

	June 30, 2004	March 31 2004
	(Unaudited)	(Note A)
Assets
Current assets
Cash and equivalents	$11,738	$9,792
Accounts receivable, net	124,424	127,583
Recoverable income taxes	1,075	1,122
Inventories, net	93,589	94,482
Unbilled services	18,478	11,547
Deferred income taxes	64	63
Prepaid expenses and other	12,591	14,613

Total current assets	261,959	259,202

Property, plant and equipment	166,625	167,325
Less accumulated depreciation	(78,251)	(74,204)

	88,374	93,121
Goodwill, net	33,867	33,878
Deferred income taxes	2,225	2,177
Other assets	6,128	6,477

Total assets	$392,553	$394,855

Liabilities and shareholders’ equity
Current liabilities
Cash overdraft	$3,885	$7,296
Revolving credit facilities and current maturities of long-term debt	75,369	68,618
Current maturities of capital lease obligations	1,102	1,769
Accounts payable	99,401	101,694
Income taxes payable	273	631
Accrued expenses and other	21,234	22,947

Total current liabilities	201,264	202,955
Long-term debt, less current maturities	8,283	8,856
Capital lease obligations, less current maturities	11,791	11,867
Other liabilities and deferred credits	6,758	7,384
Shareholders’ equity
Common stock, par value $0.01 per share—authorized 150,000 shares, issued and outstanding 45,146 shares at June 30, 2004 and 45,136 shares at March 31, 2004	451	451
Additional paid-in capital	255,150	255,153
Accumulated other comprehensive income (loss)	2,454	3,081
Accumulated deficit	(93,494)	(94,728)
Loans to shareholders	(104)	(164)

	164,457	163,793

Total liabilities and shareholders’ equity	$392,553	$394,855

See notes to consolidated financial statements.

Pemstar Inc.

Consolidated Statements of Operations (Unaudited)

(In thousands, except per share data)

	Three Months Ended June 30,
	2004	2003
Net sales	$200,645	$145,500
Cost of goods sold	183,776	138,918

Gross profit	16,869	6,582

Selling, general and administrative expenses	14,775	12,280
Restructuring costs	—	3,455

Operating income (loss)	2,094	(9,153)

Other expense (income)-net	(1,482)	(286)
Interest expense	2,121	2,039

Income (loss) before income taxes	1,455	(10,906)

Income tax expense	221	80

Net income (loss)	$1,234	$(10,986)

Net income (loss) per common share:
Basic	$0.03	$(0.29)
Diluted	$0.03	$(0.29)

Shares used in computing net income (loss) per common share:
Basic	45,142	37,534
Diluted	48,662	37,534

See notes to consolidated financial statements.

Pemstar Inc.

Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Three Months Ended June 30,
	2004	2003
Cash flows from operating activities:
Net income (loss)	$1,234	$(10,986)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation	5,403	5,481
Amortization	332	376
Deferred revenue	(15)	(57)
Deferred income taxes	(48)	(41)
(Gain) loss on sale of property, plant and equipment	(1,597)	—
Non-cash restructuring charges and other	—	1,258
Change in operating assets and liabilities:
Accounts receivable	2,779	(3,882)
Inventories	1,279	(2,134)
Prepaid expenses and other	(5,088)	(3,678)
Accounts payable	(1,879)	(4,500)
Accrued expenses and other	(2,583)	(1,259)

Net cash used in operating activities	(183)	(19,422)

Cash flows used in investing activities:
Decrease in restricted cash	4	1,869
Purchases of property, plant and equipment	(2,615)	(2,769)
Proceeds from sale of property, plant and equipment	2,429	65
Other	(7)	—

Net cash used in investing activities	(189)	(835)

Cash flows from (used in) financing activities:
Bank overdrafts	(3,411)	—
Proceeds from employee stock sales	—	179
Principal payments on borrowings	(9,977)	(55,399)
Proceeds from borrowings	15,730	52,991
Other	58	(1,534)

Net cash provided by (used in) financing activities	2,400	(3,763)

Effect of exchange rate changes on cash	(82)	(9)

Net increase (decrease) in cash and cash equivalents	1,946	(24,029)

Cash and cash equivalents:
Beginning of period	9,792	32,762

End of period	$11,738	$8,733

See notes to consolidated financial statements.

Pemstar Inc.

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2004

(Dollars and share amounts in thousands, except per share data)

Note A—Basis of Presentation and Accounting Policies

The accompanying unaudited condensed consolidated financial statements of Pemstar Inc. (the Company) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended June 30, 2004, are not necessarily indicative of the results that may be expected for the year ending March 31, 2005.

The balance sheet at March 31, 2004 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Pemstar Inc. Annual Report on Form 10-K for the year ended March 31, 2004, filed with the Securities and Exchange Commission.

Stock-Based Compensation

During the first fiscal quarter ended June 30, 2004, employees exercised stock options to acquire 10 shares at an average exercise price of $1.16 per share.

The Company has adopted the pro forma disclosure only requirements of SFAS No. 123, “Accounting for Stock-Based Compensation”, and accordingly, accounts for stock options issued to employees using the intrinsic value method of Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees.” Compensation expense is recorded on the date stock options are granted only if the current fair market value of the underlying stock exceeds the exercise price of the option. Accordingly, no compensation cost has been recognized for grants under these stock option plans since the exercise price equaled the fair market value of the stock on the date of grant. Had compensation cost for stock option grants been based on the grant date fair values of awards (the method described in SFAS No. 123), reported net income (loss) would have been changed to the pro forma amounts reported below.

	Three months ended June 30,
	2004	2003
Net income (loss)
As reported	$1,234	$(10,986)
Additional compensation expense, net of tax	(350)	(785)

Pro forma	$884	$(11,771)

Basic and diluted income (loss) per share:
As reported	$0.03	$(0.29)
Pro forma	0.02	(0.31)

Note B—Inventories

The components of inventories consist of the following:

	June 30, 2004	March 31, 2004
Raw materials	$74,176	$74,797
Work in process	12,545	12,562
Finished goods	9,571	10,529
Less allowance for inventory obsolescence	(2,703)	(3,406)

	$93,589	$94,482

Note C—Other Income and Comprehensive Loss

Other income for the three months ended June 30, 2004 includes gains on the sale of property, plant and equipment of $1,597, consisting principally from sales of surplus real estate at the Company’s headquarters facility.

Total comprehensive income (loss) was $606 and ($9,960) for the three months ended June 30, 2004 and 2003, respectively. Comprehensive income differs from net income due to unrecognized foreign currency gains and losses.

Note D—Financing Arrangements

At June 30, 2004, the Company had available borrowing capacity under its domestic revolving credit facilities of $30.9 million in excess of outstanding borrowings under the facility. In April 2004, the Company entered into financing agreements with Krung Thai Bank Public Company limited, which provide various term and revolving credit loans for up to $26,600. Within these facilities, $11,347 was borrowed in the quarter ended June 30, 2004, with $5,358 of the proceeds used to pay off outstanding notes payable with the predecessor institution.

Note E—Earnings Per Share Data

	Three Months Ended June 30,
	2004	2003
Basic:
Net income (loss)	$1,234	$(10,986)
Average shares outstanding	45,142	37,534
Basic income (loss) per share	$0.03	$(0.29)

Diluted:
Net income	$1,234
Add back interest on convertible debt, net of tax	187

Net income (loss), as adjusted	$1,421

Average shares outstanding	45,142
Share issued on conversion of convertible debt	2,193
Net effect of dilutive stock options and warrants—based on the treasury stock method	1,327

Totals	48,662

Diluted income per share	$0.03

Common stock equivalents and their impact on net loss have been excluded from the diluted per share calculation for the three months ended June 30, 2003, since the Company incurred net losses and the inclusion of common stock equivalents would have had an anti-dilutive impact. Potentially dilutive securities, which have been excluded, consist of i) unexercised stock options and warrants to purchase 6,367 shares of the Company’s Common Stock as of June 30, 2004, and ii) 2,193 shares of the Company’s Common Stock issuable upon conversion of convertible debt as of June 30, 2004.

Note F—Restructuring Costs

A rollforward of restructuring provisions is as follows:

	Asset Write- Downs	Employee Termination and Severance Costs	Future Lease Costs	Total
Reserve balance at March 31, 2003	$—	$342	$537	$879
Fiscal 2004 restructuring charges	1,224	1,066	4,608	6,898
Additions to fiscal 2003 restructuring charges	—	—	1,063	1,063
Cash payments	—	(1,318)	(2,274)	(3,592)
Non-cash charges	(1,224)	—	—	(1,224)
Foreign currency translation adjustment	—	53	—	53

Reserve balances at March 31, 2004	—	143	3,934	4,077
Cash payments	—	(142)	(674)	(816)
Foreign currency translation adjustment	—	(1)	—	(1)

Reserve balances at June 30, 2004	$—	$—	$3,260	$3,260

During fiscal 2003, the Company incurred restructuring costs of $4,249. Of this, $1,810, related to the decision to consolidate separate manufacturing facilities in San Jose, California, into a single facility, consisting of lease continuation costs of $1,037 and accelerated amortization of leasehold improvements of $773. Additionally, $2,439 of severance costs were incurred, primarily in The Netherlands and in the United States’ locations, responding to reductions in local business requirements.

During fiscal 2004, the Company recorded charges of $7,961 for restructuring related costs as a result of a Company initiative based upon a strategic review of the Company’s primary products and business aimed at optimizing and aligning its manufacturing capacity with customer demand, while positioning the Company for stronger operating results. The charges consisted of asset write-downs of $1,224 for machinery and equipment; $1,066 for employee termination and severance costs related to approximately 100 salaried and hourly employees located primarily at three domestic operating sites; and $5,671 for adjustment of expected future lease costs, associated with the closing of one California facility in fiscal 2003 and one additional California facility in fiscal 2004. The fiscal 2004 restructuring actions taken pertain to operations for those businesses and locations experiencing negligible or negative growth due to continued market declines in the Communications and Optical business sectors. Certain machinery and equipment were written down to their estimated fair values as a direct result of the continued decline in the optical business sector, which has resulted in excess capacity and under-utilized machinery and equipment.

As of June 30, 2004, approximately $4,135 and $2,166 of cash payments had been made against the accrual associated with the fiscal 2003 and 2004 charges, respectively.

Note G—Cash Requirements

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company realized operating income of approximately $2,094 for the three months ended June 30, 2004. The Company’s ability to continue to fund its operations and to grow the business depends on its ability to generate additional cash from operations or obtain additional sources of funds for working capital.

The domestic revolving credit facilities were replaced during fiscal 2004 to provide expanded capacity for funding business growth and to extend arrangements approaching the expiration of their term. In the event that the Company does not maintain sufficient liquidity, measured by amounts available to borrow for the current collateral base less amounts actually borrowed, these facilities require the maintenance of certain minimum cash flow levels. The Company’s operating plan includes an expectation of maintaining this liquidity, as well as initiatives to reduce specific cash expenditures related to general and administrative expenses.

Compliance by the Company with certain covenants in its new domestic credit facility is dependent upon the Company achieving certain revenue and expense targets in its fiscal 2005 operating plan. The Company expects to meet its financial projections for the 2005 fiscal year. The Company also believes that, if necessary, it would be able to secure additional financing from its lenders or sell additional Company equity securities; however, there can be no assurance that such funding can be obtained or that future credit facility violations will be waived.

During fiscal 2004 and 2005, the Company obtained significant funding locally for its foreign operations and has obtained commitments for further increases to suit business requirements. As such, it has become substantially less reliant on domestic lines of credit for needs outside of domestic operations.

Management believes that, as a result of the restructuring actions it has taken to reduce cash expenditures, the efforts it continues to make to increase revenues from continuing customers and to generate new customers in various industry sectors and the new agreements it has reached to provide additional borrowing capacity, it will meet its fiscal 2005 financial plan. However, there can be no assurance that the financial plan will be met.

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Net sales - Net sales for the first quarter of fiscal 2005 increased 37.9% to $200.6 million from $145.5 million for the comparable three months of the prior fiscal year. The first quarter sales include $2.7 million of excess inventory compared to $1.0 million in the first quarter of fiscal 2004. The increase in net sales was due primarily to the expansion of the Company’s industrial equipment manufacturing operations. Specifically, industrial sales were up $55.7 million, communication sales were up $4.8 million, offset by a decrease in sales of $2.6 million in our computing and data storage business and $2.8 million to medical customers. For the first quarter of fiscal 2005, the industrial equipment industry increased to 45.1% of net sales from 24.0% in the first quarter of fiscal 2004, the computer and data storage industry decreased to 28.7% of sales versus 41.3% a year ago and the medical industry was 2.6% of sales compared to 5.5% in fiscal 2004. Net sales to communication customers for the first quarter of fiscal 2005 decreased as a percentage of total sales to 23.6% of sales compared to 29.2% in fiscal 2004. The Company’s five largest customers in the first quarter of fiscal 2005 accounted for 51.0% of net sales. Customers compromising greater than 10% of net sales in the first quarter of fiscal 2005 included IBM at 20.0% of net sales and Applied Materials at 16.0% of net sales.

Gross profit - Gross profit increased $10.3 million in the first quarter of fiscal 2005 to $16.9 million (8.4% of net sales) from $6.6 million (4.5% of net sales) in the same quarter of fiscal 2004. Higher gross profit stemmed primarily from strong industrial sales, including test and automation services, accounting for $6.2 million and improved efficiencies to our communication customers accounting for $3.8 million which included benefits from previous restructuring efforts as well as progress made on operating efficiencies at two under-performing sites. We incurred inventory write-downs of $0.2 million in the first quarter of fiscal 2005 primarily as a result of customer financial difficulties and bankruptcies, versus $0.1 write-downs of inventory during the first quarter of fiscal 2004.

Selling, general and administrative expenses - Selling, general and administrative expenses were $14.8 million (7.4% of net sales) in the first quarter of fiscal 2005, an increase of $2.5 million from $12.3 million (8.4% of net sales) for the same quarter of fiscal 2004. This rise was primarily due to increased employee costs of approximately $1.2 million, infrastructure additions related to industrial equipment business expansion of $0.4 million, worldwide IT implementations of $0.3 million, increased sales commissions associated with higher sales of $0.1 million, and increased bad debt expense. We incurred bad debt expense of $0.2 million for the first quarter of fiscal 2005 versus a benefit from a reversal of bad debt reserve of $0.2 million for the first quarter of fiscal 2004.

Restructuring costs – There were no restructuring costs in first quarter of fiscal 2005 versus a charge of $3.5 million in the comparable quarter of 2004.

Interest expense - Our interest expense for the first quarter of fiscal 2005 was virtually unchanged at $2.1 million compared to $2.0 million for the same period of fiscal 2004. Debt levels and interest rates remained relatively consistent in the quarter compared to the prior year quarter.

Other expense (income) - Other expense (income) net was ($1.4) million for the first quarter of fiscal 2005 compared to ($0.3) million for the first quarter of fiscal 2004. This increase was primarily due to a gain from the sale of surplus real estate of $1.6 million partially offset by currency exchange losses in certain foreign locations of $0.1 million.

Income tax expense - Income tax expense was $0.2 million for the first quarter of fiscal 2005, compared to $0.1 million for the first quarter of fiscal 2004. The effective rates remain very low,

consistent with prior year results, given the inability to recognize carryforward losses in the United States and low or zero tax incentive rates in most foreign operations. The increased effective rate is attributable to the distribution of income across foreign jurisdictions, with Mexico subject to a minimum tax and Singapore operations emerging from its tax holiday at June 1, 2004.

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

As of June 30, 2004, the Company had cash and cash equivalent balances of $11.7 million and bank debt, other interest bearing debt and capital lease obligations totaling $96.5 million. Included therein, we had approximately $34.2 million outstanding under our domestic revolving credit facility, $28.4 million under our ICBC (Industrial & Commercial Bank of China) credit facility, $10.7 million outstanding under our Krung Thai Bank Public Company Limited facility and $4.8 million outstanding under our Singapore credit facility. Each credit facility bears interest on outstanding borrowings at variable interest rates, which as of June 30, 2004 were 5.0% for the domestic revolving credit facility, 2.0% - 5.0% for the China facilities, 2.5%-3.9% for the Thailand facility, and 3.2% for the Singapore facility.

All of these credit facilities are secured by substantially all of our assets. Domestic credit facilities include a covenant to attain minimum earnings before interest expense, income taxes, depreciation and amortization (EBITDA), for domestic and worldwide operations. These covenants do not apply however, if we maintain at least $13.0 million in available domestic borrowings capacity. As of June 30, 2004, we had $30.9 million of available domestic borrowing capacity. We are required under certain foreign credit facilities to meet various financial covenants, including minimum location net worth, maximum debt to equity ratios, and minimum location net income, all of which we were in compliance with at June 30, 2004.

Net cash (used in) operating activities for the first quarter of fiscal 2005 was ($0.2) million compared to net cash used of ($19.4) million for the comparable period of the prior fiscal year. The significant decrease in net cash used from operating activities in fiscal 2005 was attributable primarily to the improvement in net income of $12.2 million. Other factors affecting the net cash used in operations in first quarter 2005 compared to first quarter 2004 were cash provided by changes in balances in accounts receivable of $6.7 million and inventories of $3.4 million, and decreased use of cash from changes in the accounts payable balance of $2.6 million offset by increased cash uses from changes in prepaid expenses and other accrued expenses of $2.7 million.

Net cash (used in) investing activities for the first quarter of fiscal 2005 was ($0.2) million compared to net cash used of ($0.8) million for the comparable period of the prior fiscal year. The net cash used in investing activities resulted primarily from $2.6 million in capital expenditures offset by proceeds from the sale of surplus real estate and other property, plant and equipment of $2.4 million.

Net cash provided by financing activities for the first quarter of fiscal 2005 was $2.4 million compared to net cash (used in) financing activities of ($3.8) million for the comparable period of the prior fiscal year. Debt proceeds net of repayments and bank overdrafts were $2.3 million for the first quarter of fiscal 2005, compared to repayments of ($2.4) million for the comparable prior year period and reflected increased foreign debt of $9.1 million from March 31, 2004 balances.

Our continued viability depends on our ability to generate sufficient cash from operations or obtain additional sources of funds for working capital. Our ability to maintain sufficient liquidity depends, in part, on our achieving anticipated revenue targets and manage costs. We believe that as a result of: 1) actions planned in fiscal 2005 to reduce cash expenditures, 2) the efforts we continue to make to increase revenues from continuing customers, as well as efforts to generate new customers in various industry sectors, and 3) adjustments in fiscal 2004 and 2005 to our credit facilities, which provided additional borrowing capacity, we have sufficient cash flow to meet our needs for the remainder of fiscal 2005. We may not achieve these targets or realize the intended expense reductions. If our operating goals are not met, we may be required to secure additional waivers of any resulting covenant violations under existing lending facilities, secure additional financing from lenders or sell additional securities.

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

Forward-looking Statements

This discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All forward-looking statements are inherently uncertain as they are based on current expectations and assumptions concerning future events or Pemstar’s future performance. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. Forward-looking statements are not descriptions of historical facts. The words or phrases “will likely result,” “look for,” “may result,” “will continue,” “is anticipated,” “expect,” “project” or similar expressions are intended to identify forward-looking statements, and are subject to numerous known and unknown risks and uncertainties. Actual results could differ materially from those currently anticipated due to a number of factors, including but not limited to those identified in Exhibit 13.1 of the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2004. Pemstar undertakes no obligation to update or publicly announce revisions to any forward-looking statements to reflect future events or developments.

Item 3—Quantitative and Qualitative Disclosures about Market Risk

The Company realized unrecognized losses of $628 for the first quarter of fiscal 2005, resulting in a net accumulated unrecognized other comprehensive gain of $2,454, as of June 30, 2004. These losses resulted primarily from changes in the exchange rate of the Thai Baht and the Euro in relationship to the United States dollar applied to our net invested asset currency exposure in Thailand and The Netherlands ($7,885 and $18,630, respectively, at June 30, 2004). Credit facilities denominated in local currencies of foreign locations are designed to limit risks.

Item 4—Controls and Procedures

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

Changes in Internal Controls.

During the period covered by this report, there were no changes made in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

Part II. Other Information

Item 1—Legal Proceedings

Not applicable.

Item 2—Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Not applicable.

Item 3—Default on Senior Securities

Not applicable.

Item 4—Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5—Other Information

Not applicable.

Item 6—Exhibits and Reports on Form 8-K

(a) Exhibits.

3.1	Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-3 (File No. 333-75284).

3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (File No. 333-37162).

4.1	Form of Promissory Note (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (File No. 333-37162).

4.2	Form of Certificate of Common Stock of the Company (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 333-37162).

4.3	Rights Agreement, dated as of August 11, 2000, between the Company and Wells Fargo Bank, N.A., as Rights Agent (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-3 (File No. 333-75284).

4.4	Amended and Restated Rights Agreement Amendment by and between the Company and Wells Fargo Bank Minnesota, N.A. dated May 8, 2002 (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form 8-A/A filed on July 29, 2002).

4.5	Form of Indenture relating to Senior Debt Securities (incorporated by reference to Exhibit 4.7 to the Company’s Registration Statement on Form S-3 (File No. 333-75284).

4.6	Form of Indenture relating to Subordinated Debt Securities (incorporated by reference to Exhibit 4.8 to the Company’s Registration Statement on Form S-3 (File No. 333-75284).

4.7	Form of Initial Notes (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on May 6, 2002).

4.8	Form of Warrants (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on May 6, 2002).

4.9	Warrant dated May 10, 2002 to Smithfield Fiduciary LLC (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on May 13, 2002).

10.1	Amendment No. 8, dated as of June 4, 2004, to Loan and Security Agreement dated April 25, 2003 by and among the Company, Turtle Mountain Corporation, Pemstar Pacific Consultants Inc., Gentlelife, Inc., Congress Financial Corporation and Fleet Capital Corporation.

10.2	Krung Thai Bank Public Company Limited agreements for credit facilities and other services to Pemstar (Thailand) Co., Ltd.

10.3	PEMSTAR Inc. Senior Management Variable Compensation Plan

12.1	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a)/15d-14(a) (Section 302 Certification)

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a)/15d-14(a) (Section 302 Certification).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K.

i.	The Company “furnished” a Form 8-K report on May 18, 2004 announcing the financial results of its fourth quarter and fiscal year ended March 31, 2004 and guidance on the Company’s anticipated results of operations and financial condition for the fiscal quarter ended June 30, 2004.

ii.	The Company filed a Form 8-K report on June 24, 2004 announcing the resignation of the Company’s independent auditors, Ernst & Young LLP, effective upon completion of the quarterly review of the Company’s fiscal quarter ending June 30, 2004.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Pemstar Inc.

Date: August 13, 2004	/s/ Allen J. Berning
Allen J. Berning
Chairman and Chief Executive Officer

Date: August 13, 2004	/s/ Gregory S. Lea
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

No. 333-75284).

4.4	Amended and Restated Rights Agreement Amendment by and between the Company and Wells Fargo Bank Minnesota, N.A. dated May 8, 2002 (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form 8-A/A filed on July 29, 2002).

4.5	Form of Indenture relating to Senior Debt Securities (incorporated by reference to Exhibit 4.7 to the Company’s Registration Statement on Form S-3 (File No. 333-75284).

4.6	Form of Indenture relating to Subordinated Debt Securities (incorporated by reference to Exhibit 4.8 to the Company’s Registration Statement on Form S-3 (File No. 333-75284).

4.7	Form of Initial Notes (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on May 6, 2002).

4.8	Form of Warrants (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on May 6, 2002).

4.9	Warrant dated May 10, 2002 to Smithfield Fiduciary LLC (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on May 13, 2002).

10.1	Amendment No. 8, dated as of June 4, 2004, to Loan and Security Agreement dated April 25, 2003 by and among the Company, Turtle Mountain Corporation, Pemstar Pacific Consultants Inc., Gentlelife, Inc., Congress Financial Corporation and Fleet Capital Corporation.

10.2	Krung Thai Bank Public Company Limited agreements for credit facilities and other services to Pemstar (Thailand) Co., Ltd.

10.3	PEMSTAR Inc. Senior Management Variable Compensation Plan

12.1	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a)/15d-14(a) (Section 302 Certification).

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a)/15d-14(a) (Section 302 Certification).

32.1	Certification pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.