Form 10-K/A
period 2004-03-31
PEMSTAR INC
filed 2005-02-14
CIK 924829

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

EXPLANATORY NOTE

This Form 10-K/A of Pemstar Inc. (together with its subsidiaries collectively referred to as “we”, “us” and “our”) is being filed for the purpose of amending and restating Part II—Items 6, 7, 8 and 9A, Part IV—Item 15, Schedule II, Exhibit 12.1 (Computation of Ratio of Earnings to Fixed Charges) and Exhibit 13.1 (Annual Report Part II) of our Form 10-K for the fiscal year ended March 31, 2004, to reflect the restatement of our Consolidated Financial Statements as of and for the fiscal year ended March 31, 2004. The Company has restated its Consolidated Balance Sheet, Consolidated Statement of Operations, Consolidated Statement of Shareholders’ Equity and Consolidated Statement of Cash Flows as of and for the year ended March 31, 2004 to reflect corrections for errors identified as a result of its investigation of certain accounting discrepancies related to its Guadalajara, Mexico operation. Findings of this investigation resulted in increased charges in costs of goods sold and selling, general and administrative expenses related to fully recording materials costs and expenses, certain taxes, and asset valuations. Accounts payable and inventory were the primary balance sheet accounts affected, with various other accounts being less significantly affected.

See Note 17 to the Consolidated Financial Statements for a discussion of the effect of the restatement.

This Form 10-K/A contains only the sections of and exhibits to our Form 10-K for the year ended March 31, 2004, which are being amended. The sections of and exhibits to our Form 10-K as originally filed which are not included herein are unchanged and continue in full force and effect as originally filed.

PART II.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item concerning financial statements is incorporated by reference from the information contained on pages 26 through 43 of our 2004 Annual Report, which is filed herewith as Exhibit 13.1. The information required by this item concerning supplementary financial information is incorporated by reference from the information on page 45 of our 2004 Annual Report under the caption “Quarterly Results of Operations (Unaudited),” which is filed herewith as Exhibit 13.1.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Prior to the filing of its original Form 10-K for the year ended March 31, 2004, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and its Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended). Based upon that evaluation, the Company’s Chief Executive Officer along with the Company’s Executive Vice President and Chief Financial Officer concluded that, as of March 31, 2004, the Company’s disclosure controls and procedures were effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.

Subsequent to the filing of the Company’s Form 10-K for the year ended March 31, 2004, management became aware of certain accounting discrepancies related to its Guadalajara, Mexico operation. Based on an investigation of these discrepancies conducted at the direction of the audit committee by an independent third party, the Company determined that these discrepancies resulted from various improper accounting practices engaged in by its accounting staff in Mexico, including not properly posting transactions, inappropriate journal entries, standard costing errors and improper account reconciliations. As a result of these discrepancies the Company is restating its previously reported financial statements for the fiscal year ended March 31, 2004 and quarter ended June 30, 2004 (see Note 17 to the Company’s Consolidated Financial Statements (audited) for the fiscal year ended March 31, 2004 and Note H to the Company’s Consolidated Financial Statements (unaudited) for the fiscal quarter ended June 30, 2004 for more information concerning the nature and scope of the restated items in each period). The Company also determined that the errors in its Consolidated Financial Statements were due in part to material weaknesses in its disclosure controls and procedures with respect to its Mexico operations which prevented the necessary information from being accumulated and communicated to the Company’s management as appropriate to allow for timely decisions regarding required disclosure.

Prior to the filing of this amendment to its Form 10-K for the year ended March 31, 2004, the Company, under the direction of its Chief Executive Officer and Executive Vice President and Chief Financial Officer, implemented revised disclosure controls and procedures as part of its remediation efforts after the Pemstar Mexico investigation and restatement of financial statements. The revised controls and procedures include expanded supervisory activities and monitoring procedures with respect to Pemstar Mexico. Based on these changes and improvements, management believes that, as of the date of this amendment to the Company’s Form 10-K for the fiscal year ended March 31, 2004, the Company’s disclosure controls and procedures are effective to ensure that material information relating to the Company is recorded, processed, summarized and reported to our Chief Executive Officer and Executive Vice President and Chief Financial Officer within the time periods specified in the SEC’s rules and forms.

Internal Control Over Financial Reporting

During the fiscal quarter ended March 31, 2004, there were no changes made in our internal control over financial reporting (as defined in Rule 13a – 15(f) under the Securities and Exchange Act of 1934, as amended) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

In the light of restatement of the Company’s previously issued financial statements for the fiscal year ended March 31, 2004 and fiscal quarter ended June 30, 2004, the Company’s management has concluded that there were significant deficiencies in the design or operation of its internal control over financial reporting in its Guadalajara, Mexico operation which did adversely affect the Company’s ability to record, process, summarize and report financial data. Management believes that such deficiencies represented material weaknesses in its internal control over financial reporting that resulted in misstatements in its financial statements for fiscal year ended March 31, 2004 and quarter ended June 30, 2004. The Company has implemented corrective actions to address these internal control weaknesses including improved supervision and approval of journal entries, timely account reconciliation and review, redefined separation of duties, relocation of certain accounting activities to its Corporate Headquarters, and replacement of key management personnel in its Mexico operation.

The Company believes that these corrective actions will remediate the identified material weaknesses in its internal control over financial reporting.

Section 404 Assessment

Section 404 of the Sarbanes-Oxley Act requires management’s annual review and evaluation of our internal control over financial reporting, and an attestation of the effectiveness of these controls by our independent registered public accountants beginning with the Form 10-K for the fiscal year ending March 31, 2005. The Company has dedicated significant resources, including management time and effort, and incurred substantial costs in connection with its ongoing Section 404 assessment. The Company is currently documenting and testing its internal controls and evaluating necessary improvements for maintaining an effective control environment. The evaluation of the internal controls is being conducted under the direction of senior management. In addition, the Company’s management is regularly discussing the results of the testing and any proposed improvements to the control environment with the Audit Committee of the Company’s Board of Directors. Nevertheless, because of the requirement that all corrective actions and procedure changes must be in place for one full calendar quarter prior to attestation of the effectiveness by our independent registered public accountants, the Company expects that it is likely that it will report the existence of material weaknesses in its internal control over financial reporting as of the end of its fiscal year ending March 31, 2005.

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

(a)(3)	Exhibits

3.1	Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-3 (File No. 333-75284)).

3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (File No. 333-37162)).

4.1	Form of Promissory Note (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (File No. 333-37162)).

4.2	Form of Certificate of Common Stock of the Company (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 333-37162)).

4.3	Rights Agreement, dated as of August 11, 2000, between the Company and Wells Fargo Bank, N.A., as Rights Agent (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-3 (File No. 333- 75284)).

4.4	Amended and Restated Rights Agreement Amendment by and between the Company and Wells Fargo Bank Minnesota, N.A. dated May 8, 2002 (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form 8-A/A filed on July 29, 2002).

4.5	Form of Indenture relating to Senior Debt Securities (incorporated by reference to Exhibit 4.7 to the Company’s Registration Statement on Form S-3 (File No. 333-75284)).

4.6	Form of Indenture relating to Subordinated Debt Securities (incorporated by reference to Exhibit 4.8 to the Company’s Registration Statement on Form S-3 (File No. 333-75284)).

4.7	Form of Initial Notes (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on May 6, 2002).

4.8	Form of Warrants (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on May 6, 2002).

4.9	Warrant dated May 10, 2002 to Smithfield Fiduciary LLC (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on May 13, 2002).

4.10	Warrant dated May 10, 2002 to Citadel Equity Fund Ltd. (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on May 13, 2002).

10.1	Loan Agreement, dated June 27, 2002, by and between the Pemstar (Thailand) Limited and Thai Farmers Bank Public Company Limited and related Guarantee Agreement by Pemstar Inc., dated June 25, 2002 (incorporated by reference to Exhibit 10.4 in the Company’s Quarterly Report on Form 10-Q for the period ending June 30, 2002 (File No. 000-31223).

10.2	Purchase Agreement by and among the Company, Smithfield Fiduciary LLC and Citadel Equity Fund Ltd. dated May 3, 2002 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 6, 2002).

10.3	Registration Rights Agreement by and among the Company, Smithfield Fiduciary LLC and Citadel Equity Fund Ltd. dated May 3, 2002 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on May 6, 2002).

10.4	Registration Rights Agreement by and among the Company, Smithfield Fiduciary LLC and Citadel Equity Fund Ltd. dated May 10, 2002 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 13, 2002).

10.5	Letter Agreement by and among the Company, Smithfield Fiduciary LLC and Citadel Equity Fund Ltd. dated May 8, 2002 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 13, 2002).

10.6	Letter Agreement by and among the Company, Smithfield Fiduciary LLC and Citadel Equity Fund Ltd. dated May 10, 2002 (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on May 13, 2002).

10.7	Amendment and Termination Agreement by and among the Company, Smithfield Fiduciary LLC and Citadel Equity Fund Ltd. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 19, 2002).

10.8	Form of Change in Control Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 (File No. 333-37162)).*

10.9	First Amended and Restated Investor Rights Agreement, dated as of June 7, 1999 between the Company and certain shareholders (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1 (File No. 333-37162)).

10.10	Pemstar Inc. 1994 Stock Option Plan (incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1 (File No. 333-37162)).*

10.11	Pemstar Inc. 1995 Stock Option Plan (incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-1 (File No. 333-37162)).*

10.12	Pemstar Inc. 1997 Stock Option Plan (incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-1 (File No. 333-37162)).*

10.13	Pemstar Inc. Amended and Restated 1999 Stock Option Plan (incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-1 (File No. 333-37162)).*

10.14	Pemstar Inc. 2000 Stock Option Plan (incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement on Form S-1 (File No. 333-37162)).*

10.15	Pemstar, Inc. 2000 Employee Stock Purchase Plan, as amended (incorporated by reference to Exhibit 10.6 in the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002).*

10.16	Pemstar, Inc. 2002 Stock Option Plan (incorporated by reference to Exhibit 10.7 in the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002).*

10.17	Lease, dated June 29, 1998, between the Company and Leslie E. Nelson as Trustee of the Leslie E. Nelson Revocable Trust dated December 20, 1994, as amended (incorporated by reference to Exhibit 10.19 to the Company’s Registration Statement on Form S-1 (File No. 333-37162)).

10.18	Sub-Lease Agreement, dated February 3, 1999, between Hongguan Technologies (S) Pte. Ltd. and Pemstar-Hongguan Pte. Ltd. (incorporated by reference to Exhibit 10.20 to the Company’s Registration Statement on Form S-1 (File No. 333-37162)).

10.19	Lease Agreement dated September 30, 1998, between Guadalajara Industrial Technologico, S.A. de C.V. and Pemstar de Mexico S.A. de C.V. (incorporated by reference to Exhibit 10.21 to the Company’s Registration Statement on Form S-1 (File No. 333-37162)).

10.20	Sublease for Office Premises, dated May 1, 1999, between Pemstar B.V. and Fluke Industrial B.V. and Lease Agreement for Office Premises dated July 11, 1997 between Fortress Beheer I B.V. & Garden End Building B.V. and Fluke Industrial B.V. (incorporated by reference to Exhibit 10.22 to the Company’s Registration Statement on Form S-1 (File No. 333-37162)).

10.21	Sublease Assignment Agreement dated June 8, 1999 between the Company and Bell Microproducts, Inc. (incorporated by reference to Exhibit 10.23 to the Company’s Registration Statement on Form S-1 (File No. 333-37162)).

10.22	Land and Factory Lease Agreement dated April 27, 2000 between the Company and Thai Factory Development Public Company Limited (incorporated by reference to Exhibit 10(ii) to the Company’s Quarterly Report on Form 10-Q for the period ending September 30, 2000 (File No. 000-31223)).

10.23	Lease Agreement dated August, 2000 between Pemstar De Mexico, S.A. de C.V. and Guadalajara Industrial Tecnologico, S.A. de C.V. (incorporated by reference to Exhibit 10(iv) to the Company’s Quarterly Report on Form 10-Q for the period ending September 30, 2000 (File No. 000-31223)).

10.24	Rental Agreement dated September 28, 2000 between Pemstar B.V. and GE Capital B.V. (incorporated by reference to Exhibit 10(v) to the Company’s Quarterly Report on Form 10-Q for the period ending September 30, 2000 (File No. 000-31223)).

10.25	Multi-Tenant Industrial Triple Net Lease dated March 12, 2000 between the Company and Senter Road, LLC (incorporated by reference to Exhibit 10(vi) to the Company’s Quarterly Report on Form 10-Q for the period ending September 30, 2000 (File No. 000-31223)).

10.26	Lease Agreement, dated April 22, 1981, between the City of Dunseith, North Dakota and Turtle Mountain Corporation (incorporated by reference to Exhibit 10.37 to the Company’s Registration Statement on Form S-1 (File No. 333-60832)).

10.27	Lease Agreement dated April 30, 2001, between the Company and James F. Matthews and Judith Matthews (incorporated by reference to Exhibit 10.33 to the Company’s Registration Statement on Form S-1 (File No. 333-60832)).

10.28	Lease Agreement, dated 5 April 2001, between Derraglen Trading Limited, Pemstar Ireland Limited and the Company (incorporated by reference to Exhibit 10(iii) to the Company’s Quarterly Report on Form 10-Q for the period ending June 30, 2001 (File No. 000-31223)).

10.29	Asset Purchase Agreement dated as of May 7, 2001, between the Company, U.S. Assemblies New England, Inc., MATCO Electronics Group, Inc. and James F. Matthews (incorporated by reference to Exhibit 10.34 to the Company’s Registration Statement on Form S-1 (File No. 333-60832)).

10.30	Asset Purchase Agreement dated as of April 30, 1999, by and between the Company and Bell Microproducts, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 (File No. 333-37162)).

10.31	Loan and Security Agreement between the Company, Turtle Mountain Corporation, Pemstar Pacific Consultants Inc. and Gentlelife, Inc., Congress Financial Corporation and Fleet Capital Corporation dated April 25, 2003 (incorporate by reference to Exhibit 4.1 to the Company’s Report on Form 8-K dated April 28, 2003 (File No. 000-31223))

10.32	Amendment No. 1 to Loan and Security Agreement, dated as of April 25, 2003, between the Company, Turtle Mountain Corporation, Pemstar Pacific Consultants Inc. and Gentlelife, Inc., Congress Financial Corporation and Fleet Capital Corporation dated April 25, 2003 (incorporated by reference to Exhibit 4.2 to the Company’s Report on Form 8-K dated April 28, 2003 (File No. 000-31223)).

10.33	Amendment No. 2 to Loan and Security Agreement, dated as of June 30, 2003, between the Company, Turtle Mountain Corporation, Pemstar Pacific Consultants Inc. and Gentlelife, Inc., Congress Financial Corporation and Fleet Capital Corporation dated April 25, 2003 (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 10-Q dated August 7, 2003 (File No. 000-31223)).

10.34	Amendment No. 3 to Loan and Security Agreement, dated as of July 10, 2003, between the Company, Turtle Mountain Corporation, Pemstar Pacific Consultants Inc. and Gentlelife, Inc., Congress Financial Corporation and Fleet Capital Corporation dated April 25, 2003 (incorporated by reference to Exhibit 4.2 to the Company’s Report on Form 10-Q dated August 7, 2003 (File No. 000-31223)).

10.35	Amendment No. 4 to Loan and Security Agreement, dated as of January 5, 2004, between the Company, Turtle Mountain Corporation, Pemstar Pacific Consultants Inc. and Gentlelife, Inc., Congress Financial Corporation and Fleet Capital Corporation dated April 25, 2003 (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 10-Q dated January 9, 2004 (File No. 000-31223)).

10.36	Amendment No. 5 to Loan and Security Agreement, dated as of January 6, 2004, between the Company, Turtle Mountain Corporation, Pemstar Pacific Consultants Inc. and Gentlelife, Inc., Congress Financial Corporation and Fleet Capital Corporation dated April 25, 2003 (incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 8-K dated January 9, 2004 (File No. 000-31223)).

10.37	Amendment No. 6 to Loan and Security Agreement, dated as of January 6, 2004, between the Company, Turtle Mountain Corporation, Pemstar Pacific Consultants Inc. and Gentlelife, Inc., Congress Financial Corporation and Fleet Capital Corporation dated April 25, 2003 (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 10-Q dated February 17, 2004 (File No. 000-31223)).

10.39	Lease agreement between Company and PEM (MN) QRS 15-39, INC., a Delaware corporation, dated March 28, 2003 (incorporated by reference to Exhibit 4.3 to the Company’s Report on Form 8-K dated April 28, 2003 (File No. 000-31223))

12.1	Computation of Ratio of Earnings to Fixed Charges.

13.1	Portions of the 2004 Annual Report to Shareholders incorporated by reference herein.

23.1	Consent of Ernst & Young LLP.

24.1	Power of Attorney (included with signatures on page 21, herein).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit to Form 10-K pursuant to Item 15(c) of this Report.

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

PEMSTAR INC.

Date: February 14, 2005	By:	/s/ Allen J. Berning
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

Signature	Title	Date
/s/ Allen J. Berning Allen J. Berning	Chairman, Chief Executive Officer and Director (principal executive officer)	February 14, 2005

/s/ Greg S. Lea Greg S. Lea	Chief Financial Officer and Director (principal financial officer)	February 14, 2005

* Thomas A. Burton	Director	February 14, 2005

* Kenneth E. Hendrickson	Director	February 14, 2005

* Bruce M. Jaffe	Director	February 14, 2005

Wolf Michel	Director

* Michael Odrich	Director	February 14, 2005

* Steven E. Snyder	Director	February 14, 2005

/s/ Larry R. Degen Larry R. Degen	Vice President, Principal Accounting Officer (principal accounting officer)	February 14, 2005

* Greg S. Lea, as attorney-in-fact for Directors		February 14, 2005

Schedule II—Valuation and Qualifying Accounts

Pemstar Inc.

Col. A.	Col. B	Col. C			Col. D		Col. E
(Amounts in thousands)		Additions .
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts— Described		Deductions Described		Balance at End of Period
		(As Restated)					(As Restated)
YEAR ENDED MARCH 31, 2004
Reserve and allowances deducted from accounts:
Allowance for uncollectible accounts	$3,483	$977	$		$1,076	(1)	$3,384
Allowance for inventory obsolescence	5,381	768		—	2,743	(2)	3,406
Allowance for deferred tax assets	35,515	12,341		—	—		47,856

YEAR ENDED MARCH 31, 2003
Reserve and allowances deducted from accounts:
Allowance for uncollectible accounts	8,724	2,214		—	7,455	(1)	3,483
Allowance for inventory obsolescence	6,676	8,055		—	9,350	(2)	5,381
Allowance for deferred tax assets	26,962	8,553		—	—		35,515

YEAR ENDED MARCH 31, 2002
Reserve and allowances deducted from accounts:
Allowance for uncollectible accounts	1,234	8,228		—	738	(1)	8,724
Allowance for inventory obsolescence	2,154	5,440		—	918	(2)	6,676
Allowance for deferred tax assets	—	26,962		—	—		26,962

(1)	Write-off of accounts receivable determined to be uncollectible.
(2)	Disposal of obsolete inventories.

EXHIBIT INDEX

Exhibit No.
3.1	Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-3 (File No. 333-75284)).

3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (File No. 333-37162)).

4.1	Form of Promissory Note (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (File No. 333-37162)).

4.2	Form of Certificate of Common Stock of the Company (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 333-37162)).

4.3	Rights Agreement, dated as of August 11, 2000, between the Company and Wells Fargo Bank, N.A., as Rights Agent (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-3 (File No. 333- 75284)).

4.4	Amended and Restated Rights Agreement Amendment by and between the Company and Wells Fargo Bank Minnesota, N.A. dated May 8, 2002 (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form 8-A/A filed on July 29, 2002).

4.5	Form of Indenture relating to Senior Debt Securities (incorporated by reference to Exhibit 4.7 to the Company’s Registration Statement on Form S-3 (File No. 333-75284)).

4.6	Form of Indenture relating to Subordinated Debt Securities (incorporated by reference to Exhibit 4.8 to the Company’s Registration Statement on Form S-3 (File No. 333-75284)).

4.7	Form of Initial Notes (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on May 6, 2002).

4.8	Form of Warrants (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on May 6, 2002).

4.9	Warrant dated May 10, 2002 to Smithfield Fiduciary LLC (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on May 13, 2002).

4.10	Warrant dated May 10, 2002 to Citadel Equity Fund Ltd. (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on May 13, 2002).

10.1	Loan Agreement, dated June 27, 2002, by and between the Pemstar (Thailand) Limited and Thai Farmers Bank Public Company Limited and related Guarantee Agreement by Pemstar Inc., dated June 25, 2002 (incorporated by reference to Exhibit 10.4 in the Company’s Quarterly Report on Form 10-Q for the period ending June 30, 2002 (File No. 000-31223).

10.2	Purchase Agreement by and among the Company, Smithfield Fiduciary LLC and Citadel Equity Fund Ltd. dated May 3, 2002 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 6, 2002).

10.3	Registration Rights Agreement by and among the Company, Smithfield Fiduciary LLC and Citadel Equity Fund Ltd. dated May 3, 2002 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on May 6, 2002).

10.4	Registration Rights Agreement by and among the Company, Smithfield Fiduciary LLC and Citadel Equity Fund Ltd. dated May 10, 2002 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 13, 2002).

10.5	Letter Agreement by and among the Company, Smithfield Fiduciary LLC and Citadel Equity Fund Ltd. dated May 8, 2002 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 13, 2002).

10.6	Letter Agreement by and among the Company, Smithfield Fiduciary LLC and Citadel Equity Fund Ltd. dated May 10, 2002 (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on May 13, 2002).

10.7	Amendment and Termination Agreement by and among the Company, Smithfield Fiduciary LLC and Citadel Equity Fund Ltd. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 19, 2002).

10.8	Form of Change in Control Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 (File No. 333-37162)).

10.9	First Amended and Restated Investor Rights Agreement, dated as of June 7, 1999 between the Company and certain shareholders (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1 (File No. 333-37162)).

10.10	Pemstar Inc. 1994 Stock Option Plan (incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1 (File No. 333-37162)).

10.11	Pemstar Inc. 1995 Stock Option Plan (incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-1 (File No. 333-37162)).

10.12	Pemstar Inc. 1997 Stock Option Plan (incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-1 (File No. 333-37162)).

10.13	Pemstar Inc. Amended and Restated 1999 Stock Option Plan (incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-1 (File No. 333-37162)).

10.14	Pemstar Inc. 2000 Stock Option Plan (incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement on Form S-1 (File No. 333-37162)).

10.15	Pemstar, Inc. 2000 Employee Stock Purchase Plan, as amended (incorporated by reference to Exhibit 10.6 in the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002).

10.16	Pemstar, Inc. 2002 Stock Option Plan (incorporated by reference to Exhibit 10.7 in the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002).

10.17	Lease, dated June 29, 1998, between the Company and Leslie E. Nelson as Trustee of the Leslie E. Nelson Revocable Trust dated December 20, 1994, as amended (incorporated by reference to Exhibit 10.19 to the Company’s Registration Statement on Form S-1 (File No. 333-37162)).

10.18	Sub-Lease Agreement, dated February 3, 1999, between Hongguan Technologies (S) Pte. Ltd. and Pemstar-Hongguan Pte. Ltd. (incorporated by reference to Exhibit 10.20 to the Company’s Registration Statement on Form S-1 (File No. 333-37162)).

10.19	Lease Agreement dated September 30, 1998, between Guadalajara Industrial Technologico, S.A. de C.V. and Pemstar de Mexico S.A. de C.V. (incorporated by reference to Exhibit 10.21 to the Company’s Registration Statement on Form S-1 (File No. 333-37162)).

10.20	Sublease for Office Premises, dated May 1, 1999, between Pemstar B.V. and Fluke Industrial B.V. and Lease Agreement for Office Premises dated July 11, 1997 between Fortress Beheer I B.V. & Garden End Building B.V. and Fluke Industrial B.V. (incorporated by reference to Exhibit 10.22 to the Company’s Registration Statement on Form S-1 (File No. 333-37162)).

10.21	Sublease Assignment Agreement dated June 8, 1999 between the Company and Bell Microproducts, Inc. (incorporated by reference to Exhibit 10.23 to the Company’s Registration Statement on Form S-1 (File No. 333-37162)).

10.22	Land and Factory Lease Agreement dated April 27, 2000 between the Company and Thai Factory Development Public Company Limited (incorporated by reference to Exhibit 10(ii) to the Company’s Quarterly Report on Form 10-Q for the period ending September 30, 2000 (File No. 000-31223)).

10.23	Lease Agreement dated August, 2000 between Pemstar De Mexico, S.A. de C.V. and Guadalajara Industrial Tecnologico, S.A. de C.V. (incorporated by reference to Exhibit 10(iv) to the Company’s Quarterly Report on Form 10-Q for the period ending September 30, 2000 (File No. 000-31223)).

10.24	Rental Agreement dated September 28, 2000 between Pemstar B.V. and GE Capital B.V. (incorporated by reference to Exhibit 10(v) to the Company’s Quarterly Report on Form 10-Q for the period ending September 30, 2000 (File No. 000-31223)).

10.25	Multi-Tenant Industrial Triple Net Lease dated March 12, 2000 between the Company and Senter Road, LLC (incorporated by reference to Exhibit 10(vi) to the Company’s Quarterly Report on Form 10-Q for the period ending September 30, 2000 (File No. 000-31223)).

10.26	Lease Agreement, dated April 22, 1981, between the City of Dunseith, North Dakota and Turtle Mountain Corporation (incorporated by reference to Exhibit 10.37 to the Company’s Registration Statement on Form S-1 (File No. 333-60832)).

10.27	Lease Agreement dated April 30, 2001, between the Company and James F. Matthews and Judith Matthews (incorporated by reference to Exhibit 10.33 to the Company’s Registration Statement on Form S-1 (File No. 333-60832)).

10.28	Lease Agreement, dated 5 April 2001, between Derraglen Trading Limited, Pemstar Ireland Limited and the Company (incorporated by reference to Exhibit 10(iii) to the Company’s Quarterly Report on Form 10-Q for the period ending June 30, 2001 (File No. 000-31223)).

10.29	Asset Purchase Agreement dated as of May 7, 2001, between the Company, U.S. Assemblies New England, Inc., MATCO Electronics Group, Inc. and James F. Matthews (incorporated by reference to Exhibit 10.34 to the Company’s Registration Statement on Form S-1 (File No. 333-60832)).

10.30	Asset Purchase Agreement dated as of April 30, 1999, by and between the Company and Bell Microproducts, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 (File No. 333-37162)).

10.31	Loan and Security Agreement between the Company, Turtle Mountain Corporation, Pemstar Pacific Consultants Inc. and Gentlelife, Inc., Congress Financial Corporation and Fleet Capital Corporation dated April 25, 2003 (incorporate by reference to Exhibit 4.1 to the Company’s Report on Form 8-K dated April 28, 2003 (File No. 000-31223))

10.32	Amendment No. 1 to Loan and Security Agreement, dated as of April 25, 2003, between the Company, Turtle Mountain Corporation, Pemstar Pacific Consultants Inc. and Gentlelife, Inc., Congress Financial Corporation and Fleet Capital Corporation dated April 25, 2003 (incorporated by reference to Exhibit 4.2 to the Company’s Report on Form 8-K dated April 28, 2003 (File No. 000-31223)).

10.33	Amendment No. 2 to Loan and Security Agreement, dated as of June 30, 2003, between the Company, Turtle Mountain Corporation, Pemstar Pacific Consultants Inc. and Gentlelife, Inc., Congress Financial Corporation and Fleet Capital Corporation dated April 25, 2003 (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 10-Q dated August 7, 2003 (File No. 000-31223)).

10.34	Amendment No. 3 to Loan and Security Agreement, dated as of July 10, 2003, between the Company, Turtle Mountain Corporation, Pemstar Pacific Consultants Inc. and Gentlelife, Inc., Congress Financial Corporation and Fleet Capital Corporation dated April 25, 2003 (incorporated by reference to Exhibit 4.2 to the Company’s Report on Form 10-Q dated August 7, 2003 (File No. 000-31223)).

10.35	Amendment No. 4 to Loan and Security Agreement, dated as of January 5, 2004, between the Company, Turtle Mountain Corporation, Pemstar Pacific Consultants Inc. and Gentlelife, Inc., Congress Financial Corporation and Fleet Capital Corporation dated April 25, 2003 (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 10-Q dated January 9, 2004 (File No. 000-31223)).

10.36	Amendment No. 5 to Loan and Security Agreement, dated as of January 6, 2004, between the Company, Turtle Mountain Corporation, Pemstar Pacific Consultants Inc. and Gentlelife, Inc., Congress Financial Corporation and Fleet Capital Corporation dated April 25, 2003 (incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 8-K dated January 9, 2004 (File No. 000-31223)).

10.37	Amendment No. 6 to Loan and Security Agreement, dated as of January 6, 2004, between the Company, Turtle Mountain Corporation, Pemstar Pacific Consultants Inc. and Gentlelife, Inc., Congress Financial Corporation and Fleet Capital Corporation dated April 25, 2003 (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 10-Q dated February 17, 2004 (File No. 000-31223)).

10.39	Lease agreement between Company and PEM (MN) QRS 15-39, INC., a Delaware corporation, dated March 28, 2003 (incorporated by reference to Exhibit 4.3 to the Company’s Report on Form 8-K dated April 28, 2003 (File No. 000-31223))

12.1	Computation of Ratio of Earnings to Fixed Charges.

13.1	Portions of the 2004 Annual Report to Shareholders incorporated by reference herein.

23.1	Consent of Ernst & Young LLP.

24.1	Power of Attorney (included with signatures on page 21, herein).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.