Form 10-Q/A
period 2004-06-30
PEMSTAR INC
filed 2005-02-14
CIK 924829

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

EXPLANATORY NOTE

This Form 10-Q/A of Pemstar Inc. (together with its subsidiaries collectively referred to as “we”, “us” and “our”) is being filed for the purpose of amending and restating Part I-Items 1, 2 and 4, and Part II-Item 6 of our Form 10-Q for the quarter ended June 30, 2004, to reflect the restatement of our Consolidated Financial Statements as of and for the fiscal quarter ended June 30, 2004. The Company has restated its Consolidated Balance Sheet, Consolidated Statement of Operations, Consolidated Statement of Shareholders’ Equity and Consolidated Statement of Cash Flows as of and for the quarter ended June 30, 2004 to reflect correction of errors identified as a result of its investigation of certain accounting discrepancies related to its Guadalajara, Mexico operation. Findings of this investigation resulted in increased charges in costs of goods sold related to fully recording materials costs. Accounts payable and inventory were the primary balance sheet accounts affected, with various other accounts being less significantly affected.

This Form 10-Q/A contains only the sections of our Form 10-Q for the quarter ended June 30, 2004, which are being amended. The sections of our Form 10-Q as originally filed which are not included herein are unchanged and continue in full force and effect as originally filed.

Index

Pemstar Inc.

Part I. Financial Information

Pemstar Inc.

Consolidated Balance Sheets

(In thousands, except per share data)

	June 30, 2004	March 31 2004
	(Unaudited) (As Restated)	(Note A)
Assets
Current assets
Cash and equivalents	$11,778	$9,832
Accounts receivable, net	120,026	127,823
Recoverable income taxes	689	870
Inventories, net	96,158	93,661
Unbilled services	18,478	11,547
Deferred income taxes	64	63
Prepaid expenses and other	13,595	14,810

Total current assets	260,788	258,606

Property, plant and equipment	166,625	167,325
Less accumulated depreciation	(78,251)	(74,204)

	88,374	93,121
Goodwill, net	33,867	33,878
Deferred income taxes	2,225	2,177
Other assets	6,001	6,351

Total assets	$391,255	$394,133

Liabilities and shareholders’ equity
Current liabilities
Cash overdraft	$3,057	$7,130
Revolving credit facilities and current maturities of long-term debt	75,369	68,618
Current maturities of capital lease obligations	1,102	1,769
Accounts payable	105,108	106,644
Income taxes payable	273	631
Accrued expenses and other	21,250	22,925

Total current liabilities	206,159	207,717

Long-term debt, less current maturities	8,283	8,856
Capital lease obligations, less current maturities	11,791	11,867
Other liabilities and deferred credits	6,758	7,384

Shareholders’ equity
Common stock, par value $0.01 per share—authorized 150,000 shares, issued and outstanding 45,146 shares at June 30, 2004 and 45,136 shares at March 31, 2004	451	451
Additional paid-in capital	255,150	255,153
Accumulated other comprehensive income (loss)	2,454	3,081
Accumulated deficit	(99,687)	(100,212)
Loans to shareholders	(104)	(164)

	158,264	158,309

Total liabilities and shareholders’ equity	$391,255	$394,133

See notes to consolidated financial statements.

Pemstar Inc.

Consolidated Statements of Operations (Unaudited)

(In thousands, except per share data)

	Three Months Ended June 30,
	2004	2003
	(As Restated)
Net sales	$196,680	$145,500
Cost of goods sold	180,520	140,088

Gross profit	16,160	5,412

Selling, general and administrative expenses	14,774	12,510
Restructuring costs	—	3,455

Operating income (loss)	1,386	(10,553)

Other (income) expense-net	(1,482)	(287)
Interest expense	2,121	2,039

Income (loss) before income taxes	747	(12,305)

Income tax expense	222	80

Net income (loss)	$525	$(12,385)

Net income (loss) per common share:
Basic	$0.01	$(0.33)
Diluted	$0.01	$(0.33)

Shares used in computing net income (loss) per common share:
Basic	45,142	37,534
Diluted	48,662	37,534

See notes to consolidated financial statements.

Pemstar Inc.

Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Three Months Ended June 30,
	2004	2003
	(As Restated)
Cash flows from operating activities:
Net income (loss)	$525	$(12,385)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation	5,403	5,481
Amortization	332	376
Deferred revenue	(15)	(57)
Deferred income taxes	(48)	(41)
(Gain) loss on sale of property, plant and equipment	(1,597)	—
Non-cash restructuring charges and other	—	1,258
Change in operating assets and liabilities:
Accounts receivable	7,418	(3,882)
Inventories	(2,111)	(2,084)
Prepaid expenses and other	(5,088)	(3,678)
Accounts payable	(1,123)	(3,151)
Accrued expenses and other	(3,204)	(1,259)

Net cash provided by (used in) operating activities	492	(19,422)

Cash flows provided by (used in) investing activities:
Decrease in restricted cash	4	1,869
Purchases of property, plant and equipment	(2,615)	(2,763)
Proceeds from sale of property, plant and equipment	2,429	65
Other	(7)	—

Net cash (used in) investing activities	(189)	(829)

Cash flows provided by (used in) financing activities:
Bank overdrafts	(4,074)	—
Proceeds from employee stock sales	—	179
Principal payments on borrowings	(9,977)	(55,399)
Proceeds from borrowings	15,730	52,991
Other	58	(1,534)

Net cash provided by (used in) financing activities	1,737	(3,763)

Effect of exchange rate changes on cash	(94)	(15)

Net increase (decrease) in cash and cash equivalents	1,946	(24,029)

Cash and cash equivalents:
Beginning of period	9,832	32,762

End of period	$11,778	$8,733

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

For further information, refer to the consolidated financial statements and footnotes thereto included in the Pemstar Inc. Annual Report on Form 10-K for the year ended March 31, 2004, as amended, filed with the Securities and Exchange Commission.

Stock-Based Compensation

During the first fiscal quarter ended June 30, 2004, employees exercised stock options to acquire 10 shares at an average exercise price of $1.16 per share.

The Company has adopted the pro forma disclosure only requirements of SFAS No. 123, “Accounting for Stock-Based Compensation”, and accordingly, accounts for stock options issued to employees using the intrinsic value method of Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees.” Compensation expense is recorded on the date stock options are granted only if the current fair market value of the underlying stock exceeds the exercise price of the option. Accordingly, no compensation cost has been recognized for grants under these stock option plans since the exercise price equaled the fair market value of the stock on the date of grant. Had compensation cost for stock option grants been based on the grant date fair values of awards (the method described in SFAS No. 123), reported net income (loss) would have been changed to the pro forma amounts reported below. The additional compensation expense net of tax, has been restated to correct errors and to reflect a full valuation allowance against the deferred tax benefit of the pro forma deduction. The additional compensation expense net of tax, was previously disclosed as $350 and $785 for the three months ended June 30, 2004 and 2003, respectively.

	Three months ended June 30,
	2004	2003
	(As Restated)	(As Restated)
Net income (loss)
As reported	$525	$(12,385)
Additional compensation expense, net of tax	(572)	(1,283)

Pro forma	$(47)	$(13,668)

Basic and diluted income (loss) per share:
As reported	$0.01	$(0.33)
Pro forma	0.00	(0.36)

Note B—Inventories

The components of inventories consist of the following:

	June 30, 2004	March 31, 2004
	(As Restated)
Raw materials	$74,042	$70,570
Work in process	12,545	12,562
Finished goods	9,571	10,529

	$96,158	$93,661

Note C—Other Income and Comprehensive Loss

Other income for the three months ended June 30, 2004 includes gains on the sale of property, plant and equipment of $1,597, consisting principally from sales of surplus real estate at the Company’s headquarters facility.

Total comprehensive loss was $102 and $11,360 for the three months ended June 30, 2004 and 2003, respectively. Comprehensive income differs from net income due to unrecognized foreign currency gains and losses.

Note D—Financing Arrangements

At June 30, 2004, the Company had available borrowing capacity under its domestic revolving credit facilities of $30.9 million in excess of outstanding borrowings under the facility. In April 2004, the Company entered into financing agreements with Krung Thai Bank Public Company limited, which provide various term and revolving credit loans for up to $26,600. Within these facilities, $10,940 was borrowed in the quarter ended June 30, 2004, with $4,951 of the proceeds used to pay off outstanding notes payable with the predecessor institution.

Note E—Earnings Per Share Data

	Three Months Ended June 30,
	2004	2003
	(As Restated)
Basic:
Net income (loss)	$525	$(12,385)
Average shares outstanding	45,142	37,534
Basic income (loss) per share	$0.01	$(0.33)

Diluted:
Net income	$525
Add back interest on convertible debt, net of tax	187

Net income as adjusted	$712

Average shares outstanding	45,142
Share issued on conversion of convertible debt	2,193
Net effect of dilutive stock options and warrants—based on the treasury stock method	1,327

Totals	48,662

Diluted income per share	$0.01

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

As of June 30, 2004, approximately $4,185 and $2,932 of cash payments had been made against the accrual associated with the fiscal 2003 and 2004 charges, respectively.

Note G—Cash Requirements

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company realized operating income of approximately $1,386 for the three months ended June 30, 2004. The Company’s ability to continue to fund its operations and to grow the business depends on its ability to generate additional cash from operations or obtain additional sources of funds for working capital.

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

Maintaining liquidity within its domestic credit facility is dependent upon the Company achieving certain cash flow objectives. The Company expects to meet its cash flow requirements through the term of the lending agreement. The Company also believes that, if necessary, it would be able to secure additional financing from its lenders or sell additional Company equity securities; however, there can be no assurance that such funding can be obtained or that future credit facility violations will be waived.

During fiscal 2004 and 2005, the Company obtained significant funding locally for its foreign operations and has obtained commitments for further increases to suit business requirements. As such, it has become substantially less reliant on domestic lines of credit for needs outside of domestic operations.

Management believes that, as a result of the restructuring actions it has taken to reduce cash expenditures, the efforts it continues to make to increase revenues from continuing customers and to generate new customers in various industry sectors and the new agreements it has reached to provide additional borrowing capacity, it will meet the liquidity requirements of its lending agreements. However, there can be no assurance that the financial plan will be met.

Note H—Restatement

The Company’s financial statements as of and for the quarter ended June 30, 2004 have been restated from the amounts previously reported to reflect correction of errors identified as a result of its investigation of certain accounting discrepancies related to its Guadalajara, Mexico operation. Findings of this investigation resulted in increased charges to costs of goods sold of $709 in the quarter ended June 30, 2004. Accounts payable and inventory were the primary balance sheet accounts affected, with various other accounts being less significantly affected.

Net sales and cost of goods sold of its Tianjin, China operations have also been restated to eliminate certain raw material inventory sales previously reported in revenues, with no effect on gross margin or net loss.

The effects of correcting these errors are summarized below:

Statements of Operations - Restatement

	For the Three Months Ended June 30, 2004
	As Previously Reported	As Restated
Sales	$200,645	$196,680
Cost of sales	183,776	180,520
Gross profit	16,869	16,160
Operating income (loss)	2,094	1,386
Income (loss) before income taxes	1,455	747
Net income (loss)	1,234	525
Basic and diluted income (loss) per common share	$0.03	$0.01

Balance Sheets - Restatement

	As of June 30, 2004
	As Previously Reported	As Restated
Cash and cash equivalents	$11,738	$11,778
Accounts receivable, net	124,424	120,026
Recoverable income taxes	1,075	689
Inventories, net	93,589	96,158
Prepaid expenses and other	12,591	13,595
Other assets	6,128	6,001
Cash overdraft	3,885	3,057
Accounts payable	99,401	105,108
Accrued expenses and other	21,234	21,250
Accumulated deficit	(93,494)	(99,687)
Total shareholders’ equity	164,457	158,264
Total assets / total liabilities and shareholders’ equity	392,553	391,255

Note I—Contingencies

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

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Net sales - Net sales for the first quarter of fiscal 2005 increased 35.2% to $196.7 million from $145.5 million for the comparable three months of the prior fiscal year. The first quarter sales include $3.4 million of excess inventory compared to $1.0 million in the first quarter of fiscal 2004. The increase in net sales was due primarily to the expansion of the Company’s industrial equipment manufacturing operations. Specifically, industrial sales were up $55.7 million, communication sales were up $0.8 million, offset by a decrease in sales of $2.6 million in our computing and data storage business and $2.8 million to medical customers. For the first quarter of fiscal 2005, the industrial equipment industry increased to 46.1% of net sales from 24.0% in the first quarter of fiscal 2004, the computer and data storage industry decreased to 29.2% of sales versus 41.3% a year ago and the medical industry was 2.7% of sales compared to 5.5% in fiscal 2004. Net sales to communication customers for the first quarter of fiscal 2005 decreased as a percentage of total sales to 22.0% of sales compared to 29.2% in fiscal 2004. The Company’s five largest customers in the first quarter of fiscal 2005 accounted for 51.0% of net sales. Customers compromising greater than 10% of net sales in the first quarter of fiscal 2005 included IBM at 20.0% of net sales and Applied Materials at 16.0% of net sales.

Gross profit - Gross profit increased $10.8 million in the first quarter of fiscal 2005 to $16.2 million (8.2% of net sales) from $5.4 million (3.7% of net sales) in the same quarter of fiscal 2004. Higher gross profit stemmed primarily from strong industrial sales, including test and automation services, accounting for $6.2 million and improved efficiencies to our communication customers accounting for $3.2 million which included benefits from previous restructuring efforts as well as progress made on operating efficiencies at two under-performing sites. We incurred inventory write-downs of $0.2 million in the first quarter of fiscal 2005 primarily as a result of customer financial difficulties and bankruptcies, versus no significant write-downs of inventory during the first quarter of fiscal 2004.

Selling, general and administrative expenses - Selling, general and administrative expenses were $14.8 million (7.5% of net sales) in the first quarter of fiscal 2005, an increase of $2.3 million from $12.5 million (8.6% of net sales) for the same quarter of fiscal 2004. This rise was primarily due to increased employee costs of approximately $1.2 million, infrastructure additions related to industrial equipment business expansion of $0.4 million, worldwide IT implementations of $0.3 million, increased sales commissions associated with higher sales of $0.1 million, and increased bad debt expense. We incurred bad debt expense of $0.2 million for the first quarter of fiscal 2005 versus a benefit from a reversal of bad debt reserve of $0.2 million for the first quarter of fiscal 2004.

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

Other (income) expense - Other (income) expense net was ($1.5) million for the first quarter of fiscal 2005 compared to ($0.3) million for the first quarter of fiscal 2004. This increase was primarily due to a gain from the sale of surplus real estate of $1.6 million partially offset by currency exchange losses in certain foreign locations of $0.1 million.

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

As of June 30, 2004, the Company had cash and cash equivalent balances of $11.8 million and bank debt, other interest bearing debt and capital lease obligations totaling $96.5 million. Included therein, we had approximately $34.2 million outstanding under our domestic revolving credit facility, $28.4 million under our ICBC (Industrial & Commercial Bank of China) credit facility, $10.7 million outstanding under our Krung Thai Bank Public Company Limited facility and $4.8 million outstanding under our Singapore credit facility. Each credit facility bears interest on outstanding borrowings at variable interest rates, which as of June 30, 2004 were 5.0% for the domestic revolving credit facility, 2.0% - 5.0% for the China facilities, 2.5%-3.9% for the Thailand facility, and 3.2% for the Singapore facility.

All of these credit facilities are secured by substantially all of our assets. Domestic credit facilities include a covenant to attain minimum earnings before interest expense, income taxes, depreciation and amortization (EBITDA), for domestic and worldwide operations. These covenants do not apply however, if we maintain at least $10.0 million in available domestic borrowings capacity. As of June 30, 2004, we had $30.9 million of available domestic borrowing capacity. We are required under certain foreign credit facilities to meet various financial covenants, including minimum location net worth, maximum debt to equity ratios, and minimum location net income, all of which we were in compliance with at June 30, 2004.

Net cash provided by operating activities for the first quarter of fiscal 2005 was $0.5 million compared to net cash used of ($19.4) million for the comparable period of the prior fiscal year. The significant decrease in net cash used from operating activities in fiscal 2005 was attributable primarily to the improvement in net income of $12.9 million. Other factors affecting the net cash used in operations in first quarter 2005 compared to first quarter 2004 were cash provided by changes in balances in accounts receivable of $11.3 million, decreased use of cash from changes in the accounts payable balance of $2.0 million offset by increased cash uses from changes in prepaid expenses and other accrued expenses of $3.4 million.

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

Net cash provided by financing activities for the first quarter of fiscal 2005 was $1.7 million compared to net cash (used in) financing activities of ($3.8) million for the comparable period of the prior fiscal year. Debt proceeds net of repayments and bank overdrafts were $1.7 million for the first quarter of fiscal 2005, compared to repayments of ($2.4) million for the comparable prior year period and reflected increased foreign debt of $9.1 million from March 31, 2004 balances.

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

CAUTIONARY STATEMENTS

This report contains forward-looking statements within the meaning of federal securities laws that may include statements regarding intent, belief or current expectations of Pemstar Inc. and our management. The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements to encourage companies to provide prospective information without fear of litigation so long as those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in the statement. We desire to take advantage of these “safe harbor” provisions. Accordingly, we hereby identify the following important factors which could cause our actual results to differ materially from any such results which may be projected, forecast, estimated or budgeted by us in forward-looking statements made by us from time to time in reports, proxy statements, registration statements and other written communications, or in oral forward-looking statements made from time to time by our officers and agents. The following list is not exhaustive and we disclaim any obligation to subsequently revise any forward-looking statements to reflect events or circumstances after the date of such statements.

Risks Relating to Our Business and Industry

Failure to maintain an effective system of internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could inhibit our ability to accurately report our financial results and have a material adverse impact on our business and stock price.

Effective internal controls are necessary for us to provide reliable financial reports. If we cannot provide reliable financial reports our operating results could be harmed. We have in the past discovered, and may in the future discover, areas of our internal controls that need improvement. We are in the process of documenting and testing our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act, which requires annual management assessments of the effectiveness of our internal controls over financial reporting and a report by our Independent Auditors addressing these assessments. During the course of our testing we may identify deficiencies which we may not be able to remediate in time to meet the deadline imposed by the Sarbanes-Oxley Act for compliance with the requirements of Section 404. Failure to achieve and maintain an effective internal control environment could have a material adverse effect on our stock price.

Reductions in demand and other factors have caused net losses.

The continuing reduction in capital spending by businesses for new technologies, the remaining effects of the recent recession and the market disruptions caused by the September 2001 terrorist attacks in the United States and threats of hostilities in the Middle East and Asia have reduced demand in many of the technology markets we serve. As a result of these market conditions, we experienced a significant reduction in demand for our services during fiscal 2002, continuing through fiscal 2003, which caused us to have net losses of $38.8 million in fiscal 2003. The losses continued into fiscal 2004, totaling $25.3 million by year end. Although the majority of these losses occurred in the first half of our year, there is on-going uncertainty in the demand for our services, which may rapidly and significantly fluctuate. A return to the recession, outbreak of hostilities or any other event leading to excess capacity or a continued or increased downturn in the markets we serve would likely negatively affect our net sales. In addition, the communications, computing and data storage, industrial and medical equipment markets of the electronics manufacturing services industry are characterized by intense competition, relatively short product life-cycles and significant fluctuations in product demand. These markets are also subject to rapid technological change and product obsolescence. If any of these factors or other factors reduce demand for specific products or components that we design or manufacture for our customers, our net sales would likely be negatively affected. Due to these market conditions and factors, we may experience net losses in future periods.

We depend on a small number of customers for a significant portion of our net sales and the loss of any of our major customers would harm us.

We depend on a relatively small number of customers for a significant portion of our net sales. Our two largest customers in fiscal 2004 were IBM and Motorola, which represented approximately 30% of our total net sales. In addition, our ten largest customers in fiscal 2004 accounted for approximately 62% of our net sales. We expect to continue to depend upon a relatively small number of customers for a significant percentage of our net sales. Because our major customers represent such a large part of our business, the loss of any of our major customers could negatively impact our business.

Our major customers may not continue to purchase products and services from us at current levels or at all. In the past, we have lost customers due to the acquisition of our customers, product discontinuation and customers’ shifting production of products to internal facilities. We may lose customers in the future for similar reasons. We may not be able to expand our customer base to make up any sales shortfalls if we lose a major customer. Our attempts to diversify our customer base and reduce our reliance on particular customers may not be successful.

Our business has been adversely affected by reductions or delays in customer orders.

We do not typically obtain firm long-term purchase orders or commitments from our customers. We work closely with our customers to develop forecasts for future orders, but these forecasts are not binding. Customers may cancel their orders, change production quantities from forecast volumes or delay production for a number of reasons beyond our control. Any material delay, cancellation or reduction of orders from our largest customers could cause our net sales to decline significantly and could result in us holding excess inventories of components and materials. In fiscal 2004, these and similar factors caused us to recognize charges for inventory reserves and adjustments of $0.8 million. We may be required to recognize similar charges in future periods.

Many of our costs and operating expenses are relatively fixed. As a result, a reduction in customer demand can decrease our gross profit and adversely affect our business, financial condition and results of operations.

If we are unable to satisfy the financial covenants under our credit facility, our availability may be limited or we may have to obtain alternative sources of financing.

We have historically experienced violations of covenants under our revolving credit facilities and have been required to seek waivers for such violations. If we do not comply with these covenants or if we default on our payment obligations under other debt obligations, our availability under our credit facility could be reduced or our lenders could declare a default under the credit facility. In the event of a default or a substantial reduction of availability, we would be required to obtain alternative financing, which could be more expensive than our current arrangement, be dilutive to existing shareholders and divert management’s time and attention. Moreover, we cannot assure that we would be able to obtain alternative financing on favorable terms and on a timely basis, if at all. Our failure to meet any of our covenants under our credit facility could significantly harm our liquidity and financial position.

We require additional sources of funds for working capital.

Our continued viability depends on our ability to generate additional cash from operations or obtain additional sources of funds for working capital. Our ability to maintain sufficient liquidity depends, in part, on our achieving anticipated revenue targets and intended expense reductions from our restructuring activities. We may not achieve these targets or realize the intended expense reductions. If our operating goals are not met, we will be required to secure additional financing from lenders or sell additional securities. We may not be able to obtain additional capital when we want or need it, and capital may not be available on satisfactory terms. If we issue additional equity securities or convertible debt to raise capital, it may be dilutive to your ownership interest. In addition, any additional capital may have terms and conditions that adversely affect our business, such as financial or operating covenants.

We have been unable to collect all our accounts receivable.

Falling demand for the products of our technology customers and liquidity difficulties for these companies have forced us to reach accommodations with a portion of our customers and have limited our ability to collect fully our accounts receivable from these customers in fiscal 2002 and 2003. In addition, several significant customers have filed for bankruptcy protection, which limits our recovery of accounts receivable from these customers. In fiscal 2004, these and similar factors caused us to recognize charges for accounts receivable adjustments of $1.0 million. We may be required to recognize similar charges in future periods.

Our acquisition strategy may not succeed.

As part of our business strategy, we have acquired other companies, assets or product lines that complement or expand our existing business. These acquisitions have not been entirely successful, and in the fourth quarter of fiscal 2002, we incurred approximately $24.2 million of goodwill impairment charges related to facilities acquired by us in the past three years. As a result of implementing new accounting pronouncements in fiscal 2003, we recorded an additional goodwill impairment charge of $5.3 million. Although we anticipate seeking further acquisition opportunities, we cannot assure you that we will be able to identify suitable acquisition candidates or finance and complete transactions that we select. We may incorrectly judge the value or worth of an acquired company or business. In addition, its key personnel may decide not to work for us. We may also have difficulty in integrating acquired businesses, products, services and technologies into our operations. These difficulties could disrupt our ongoing business, distract our management and workforce, increase our expenses and adversely affect our operating results. Furthermore, we may incur significant debt or be required to issue equity securities to pay for future acquisitions or investments. The issuance of equity securities could be dilutive to our shareholders. Failure to execute our acquisition strategy may adversely affect our business, financial condition and results of operations.

During periods of significant growth we may have trouble managing our expanded operations.

Rapid growth can place a significant strain on our management, financial resources and on our information, operations and financial systems. We face risks associated with coordinating multinational operations and reporting systems, diverse technologies and multiple products and services. In addition, our growth has increased our expenses and working capital requirements. If we are unable to manage our growth effectively, it may have an adverse effect on our business, financial condition and results of operations. We cannot assure you that we will manage our growth effectively

Our financial condition could suffer if we fail to successfully defend pending lawsuits.

We are currently a defendant, along with several current and former officers and directors, in a consolidated putative class action captioned: In re PEMSTAR Securities Litigation. We and our Board are also defendants in a consolidated shareholder derivative action that is based on many of the same facts that gave rise to the securities class action. For further information about the nature of these actions see Item 3 in our Annual Report on Form 10-K for the year ended March 31, 2004. We believe the securities action is wholly without merit and we have moved to dismiss the derivative action based on the plaintiffs’ failure to make a demand that the Board consider the merits of the claims in that action. Although we are vigorously defending against both of these claims, these actions are in their early stages and we cannot predict their outcomes. If we are not able to successfully defend these actions, our business and financial condition could suffer.

Increased competition may result in decreased demand or prices for our services.

The electronics manufacturing services industry is highly competitive and characterized by low margins. We compete against numerous U.S. and foreign service providers with global operations, as well as those who operate on a local or regional basis. In addition, current and prospective customers continually evaluate the merits of manufacturing products internally. Consolidation in the electronics manufacturing services industry results in a continually changing competitive landscape. The consolidation trend in the industry also results in larger and more geographically diverse competitors who have significant combined resources with which to compete against us. Some of our competitors have substantially greater managerial, manufacturing, engineering, technical, financial, systems, sales and marketing resources than we do. These competitors may:

•	Respond more quickly to new or emerging technologies;

•	Have greater name recognition, critical mass and geographic and market presence;

•	Be better able to take advantage of acquisition opportunities;

•	Adapt more quickly to changes in customer requirements; and

•	Devote greater resources to the development, promotion and sale of their services.

We also may be operating at a cost disadvantage as compared to competitors who have greater direct buying power from component suppliers, distributors and raw material suppliers or who have lower cost structures. Increased competition from existing or potential competitors could result in price reductions, reduced margins or loss of market share.

We anticipate that our net sales and operating results will fluctuate which could affect the price of our common stock.

Our net sales and operating results have fluctuated and may continue to fluctuate significantly from quarter to quarter. A substantial portion of our net sales in any given quarter may depend on obtaining and fulfilling orders for assemblies to be manufactured and shipped in the same quarter in which those orders are received. Further, a significant portion of our net sales in a given quarter may depend on assemblies configured, completed, packaged and shipped in the final weeks of such quarter. Our operating results may fluctuate in the future as a result of many factors, including:

•	Variations in customer orders relative to our manufacturing capacity;

•	Variations in the timing of shipment of products to customers;

•	Our ability to recognize revenue with respect to products held for customers;

•	Introduction and market acceptance of our customers’ new products;

•	Changes in competitive and economic conditions generally or in our customers’ markets;

•	Effectiveness of our manufacturing processes, including controlling costs;

•	Changes in cost and availability of components or skilled labor; and

•	The timing and price we pay for acquisitions and related acquisition costs.

Our operating expenses are based on anticipated revenue levels and a high percentage of our operating expenses are relatively fixed in the short term. As a result, any unanticipated shortfall in revenue in a quarter would likely adversely affect our operating results for that quarter. Also, changes in our product assembly mix may cause our margins to fluctuate, which could negatively impact our results of operations for that period. Results in any period should not be considered indicative of the results to be expected in any future period. It is possible that in one or more future periods our results of operations will fail to meet the expectations of securities analysts or investors, and the price of our common stock could decline significantly.

Our predictions of future operating results may not be achieved.

From time to time in earnings releases and otherwise, we may publish forecasts or other forward-looking statements, or comment on the estimates of financial analysts, regarding our future results, including estimated revenues or net earnings. Any forecast of, or comment on, our future performance reflects various assumptions. These assumptions are subject to significant uncertainties, and as a matter of course, any number of them may prove to be incorrect. Further, the achievement of any forecast depends on numerous risks and other factors (including those described in this discussion), many of which are beyond our control. As a result, we cannot assure you that our performance will be consistent with any management forecasts or comments or that the variation from such forecasts or comments will not be material and adverse. You are cautioned not to base your entire analysis of our business and prospects upon isolated predictions, but instead are encouraged to utilize our entire publicly available mix of historical and forward-looking information, as well as other available information affecting us and our services, when evaluating our prospective results of operations.

Shortages or price fluctuations in component parts specified by our customers could delay product shipments and adversely affect our profitability.

Many of the products we manufacture require one or more components that we order from sole-source suppliers. Supply shortages for a particular component can delay production of all products using that component or cause cost increases in the services we provide. In the past, some of the materials we use, such as capacitors and memory and logic devices, have been subject to industry-wide shortages. As a result, suppliers have been forced to allocate available quantities among their customers and we have not been able to obtain all of the materials desired. Our inability to obtain these needed materials could slow production or assembly, delay shipments to our customers, increase costs and reduce operating income. In certain circumstances, we may bear the risk of periodic component price increases. Accordingly, some component price increases could increase costs and reduce our operating income.

In addition, if we fail to manage our inventory effectively, we may bear the risk of fluctuations in materials costs, scrap and excess inventory, all of which adversely affect our business, financial condition and results of operations. We are required to forecast our future inventory needs based upon the anticipated demand of our customers. Inaccuracies in making these forecasts or estimates could result in a shortage or an excess of materials. A shortage of materials could lengthen production schedules and increase costs. An excess of materials may increase the costs of maintaining inventory and may increase the risk of inventory obsolescence, both of which may increase expenses and decrease our profit margins and operating income.

If we are unable to respond to rapidly changing technologies and process developments, we may not be able to compete effectively.

The market for our products and services is characterized by rapidly changing technologies and continuing process developments. The future success of our business will depend in large part upon our ability to maintain and enhance our technological capabilities, to develop and market products and services that meet changing customer needs and to successfully anticipate or respond to technological changes on a cost-effective and timely basis. Our core technologies could in the future encounter competition from new or revised technologies that render existing technology less competitive or obsolete or that reduce the demand for our services. We cannot assure you that we will effectively respond to the technological requirements of the changing market. If we determine that new technologies and equipment are required to remain competitive, the development, acquisition and implementation of these technologies may require us to make significant capital investments. We cannot assure you that we will be able to obtain capital for these purposes in the future or that investments in new technologies will result in commercially viable technological processes. The loss of revenue and earnings to us from these changing technologies and process developments could adversely affect us.

Operating in foreign countries exposes us to increased risks, which could adversely affect our results of operations.

We currently have foreign operations in Brazil, China, Ireland, Israel, Japan, Mexico, the Netherlands, Romania, Singapore and Thailand. We may in the future expand into other international regions. We have limited experience in managing geographically dispersed operations and in operating in foreign countries. We also purchase a significant number of components manufactured in foreign countries. Because of the scope of our international operations, we are subject to the following risks, which could adversely impact our results of operations:

•	Economic or political instability;

•	Transportation delays and interruptions;

•	Foreign currency exchange rate fluctuations;

•	Increased employee turnover and labor unrest;

•	Longer payment cycles;

•	Greater difficulty in collecting accounts receivable;

•	Incompatibility of systems and equipment used in foreign operations;

•	Difficulties in staffing and managing foreign personnel and diverse cultures; and

•	Less developed infrastructures.

In addition, changes in policies by the United States or foreign governments could negatively affect our operating results due to increased duties, increased regulatory requirements, higher taxation, currency conversion limitations, restrictions on the transfer of funds, the imposition of or increase in tariffs and limitations on imports or exports. Also, we could be negatively affected if our host countries revise their policies away from encouraging foreign investment or foreign trade, including tax holidays.

We may be unable to protect our intellectual property, or we may be deemed to be infringing the intellectual property rights of others, either of which would negatively affect our ability to compete and our results.

We rely on our proprietary technology, and we expect that future technological advances made by us will be critical to remain competitive. Therefore, we believe that the protection of our intellectual property rights is, and will continue to be, important to the success of our business. We rely on a combination of patent, trademark and trade secret laws and restrictions on disclosure to protect our intellectual property rights. Despite the steps we have taken to protect our intellectual property, unauthorized parties may attempt to copy or otherwise obtain and use our proprietary technology. We cannot be certain that patents we have or that may be issued as a result of our pending patent applications will protect or benefit us or give us adequate protection from competing technologies. We also cannot be certain that others will not develop our unpatented proprietary technology or effective competing technologies on their own.

From time to time, third parties including our customers and competitors, may assert patent, copyright and other intellectual property rights to technologies that are important to us. In this regard, in August 2002, we were named as defendant in one of a number of actions currently being pursued by the Lemelson Foundation Partnership based on alleged infringements of patent rights it claims in certain imaging analysis technology. The litigation has been stayed pending the resolution of other litigation, to which we are not a party, asserting the invalidity and/or unenforceability of certain Lemelson patents. Patents held by other companies, including Lemelson, may be determined to be valid, and some of our products may ultimately be determined to infringe the patents or other intellectual property of other companies. The results of any litigation are inherently uncertain. In the event of an adverse result in any litigation with respect to intellectual property rights relevant to our products, we could be required to obtain licenses to the infringing technology, to pay substantial damages under applicable law, to cease the manufacture, use and sale of infringing products or to expend significant resources to develop non-infringing technology. Licenses may not be available from third parties, either on commercially reasonable terms or at all. In addition, litigation frequently involves substantial expenditures and can require significant management attention, even if we ultimately prevail. Accordingly, any infringement claim or litigation against us could significantly harm our business, operating results and financial condition.

Our inability to expand our Web-based supply chain management system could negatively impact our future competitiveness.

Our future success depends in part on our ability to rapidly respond to changing customer needs by scaling operations to meet customers’ requirements, shift capacity in response to product demand fluctuations, procure materials at advantageous prices, manage inventory and effectively distribute products to our customers. In order to continue to meet these customer requirements, we have developed a Web-based supply chain management system that enables us to collaborate with our customers on product content and to process engineering changes. We are currently implementing an enhanced version of our existing system, which will include real-time communications between our customers across all of our facilities. Our inability to expand this Web-based system, or delays or defects in such expansion could negatively impact our ability to manage our supply chain in an efficient and timely manner to meet customer demands, which could adversely affect our competitive position and negatively affect our ability to be competitive in the electronics manufacturing services industry.

Our business could suffer if we lose the services of, or fail to attract, key personnel.

Our future success largely depends on the skills and efforts of our executive management and our engineering, manufacturing and sales employees. We do not have employment contracts or non-competition agreements with any of our executive management or other key employees. The loss of services of any of our executives or other key personnel could negatively affect our business. Our continued growth will also require us to attract, motivate, train and retain additional skilled and experienced managerial, engineering, manufacturing and sales personnel. We face intense competition for such personnel. We may not be able to attract, motivate and retain personnel with the skills and experience needed to successfully manage our business and operations.

We are subject to a variety of environmental laws, which expose us to potential financial liability.

Our operations are regulated under a number of federal, state, provincial, local and foreign environmental laws and regulations, which govern, among other things, the discharge of hazardous materials into the air and water as well as the handling, storage and disposal of such materials. Compliance with these environmental laws is a significant consideration for us because we use metals and other hazardous materials in our manufacturing processes. We may be liable under environmental laws for the cost of cleaning up properties we own or operate if they are or become contaminated by the release of hazardous materials, regardless of whether we caused the release. In addition, we, along with any other person who arranges for the disposal of our wastes, may be liable for costs associated with an investigation and remediation of sites at which we have arranged for the disposal of hazardous wastes, if such sites become contaminated, even if we fully comply with applicable environmental laws. In the event of contamination or violation of environmental laws, we could be held liable for damages including fines, penalties and the costs of remedial actions and could also be subject to revocation of our discharge permits. Any such penalties or revocations could require us to cease or limit production at one or more of our facilities, thereby harming our business.

Risks Relating to Our Common Stock

The market price of our common stock could fluctuate in response to quarterly operating results and other factors.

The market price of our common stock has fluctuated significantly in the past and may fluctuate significantly in the future in response to quarterly operating results and other factors, including many over which we have no control and that may not be directly related to us. The stock market has from time to time experienced extreme price and volume fluctuations, which have often been unrelated or disproportionate to the operating performance of particular companies. Fluctuations or decreases in the trading price of our common stock may adversely affect your ability to trade your shares and you may lose all or part of your investment. In addition, these fluctuations could adversely affect our ability to raise capital through future equity financings.

Future sales of our common stock may cause our stock price to decline and may cause dilution to our existing shareholders.

As of May 31, 2004, our directors, executive officers and largest shareholder beneficially owned an aggregate of 6,952,387 shares, or 13.3%, of our common stock. In addition, substantially all of our outstanding shares of common stock are freely tradable without restriction or further registration. Sales of substantial amounts of common stock by our shareholders or even the potential for such sales, may cause the market price of our common stock to decline and could impair our ability to raise capital through the sale of our equity securities.

As noted above, we may need additional funding, which may be raised through issuances of equity securities and securities convertible into equity securities, to provide us with the capital to reach our objectives. We also have the right to issue, at the discretion of our board of directors, shares upon such terms and conditions and at such prices as our board of directors may establish. In addition, we may in the future issue preferred stock that might have priority over our common stock as to distributions and liquidation proceeds. Such offerings would dilute the ownership interest of existing shareholders and could cause a dilution of the net tangible book value of such shares.

Provisions in our charter documents and Minnesota law may delay or prevent an unsolicited takeover effort to acquire our company, which could inhibit your ability to receive an acquisition premium for your shares.

Provisions of our amended articles of incorporation and our amended and restated bylaws and provisions of Minnesota law may delay or prevent an unsolicited takeover effort to acquire our company on terms that you may consider to be favorable. These provisions include the following:

•	No cumulative voting by shareholders for directors;

•	A classified board of directors with three-year staggered terms

•	The ability of our board to set the size of the board of directors, to create new directorships and to fill vacancies

•	The ability of our board, without shareholder approval, to issue preferred stock, which may have rights and preferences that are superior to our common stock;

•	The ability of our board to amend the bylaws;

•	A shareholder rights plan, which discourages the unauthorized acquisition of 15% or more of our common stock or an unauthorized exchange or tender offer;

•	Restrictions under Minnesota law on mergers or other business combinations between us and any holder of 10% or more of our outstanding common stock; and

•	A requirement that at least two-thirds of our shareholders and at least two-thirds of our directors approve certain amendments of our articles of incorporation.

Item 4—Controls and Procedures

Disclosure Controls and Procedures

Prior to the filing of its original Form 10-Q for the quarter ended June 30, 2004, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and its Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended). Based upon that evaluation, the Company’s Chief Executive Officer along with the Company’s Executive Vice President and Chief Financial Officer concluded that, as of June 30, 2004, the Company’s disclosure controls and procedures were effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.

Subsequent to the filing of the Company’s Form 10-Q for the quarter ended June 30, 2004, management became aware of certain accounting discrepancies related to its Guadalajara, Mexico operation. Based on an investigation of these discrepancies conducted at the direction of audit committee by an independent third party, the Company determined that these discrepancies resulted from various improper accounting practices engaged in by its accounting staff in Mexico, including not properly posting transactions, inappropriate journal entries, standard costing errors and improper account reconciliations. As a result of these discrepancies the Company is restating its previously reported financial statements for the fiscal year ended March 31, 2004 and quarter ended June 30, 2004 (see Note 17 to the Company’s Consolidated Financial Statements (audited) for the fiscal year ended March 31, 2004 and Note H to the Company’s Consolidated Financial Statements (unaudited) for the fiscal quarter ended June 30, 2004 for more information concerning the nature and scope of the restated items in each period).

Subsequent to the filing of the Company’s Form 10-Q for the quarter ended June 30, 2004, management also became aware of the inclusion in net sales and cost of goods sold of its Tianjin, China operation, of sales of raw materials which ultimately were repurchased for further production. The financial statements are restated for the quarter ended June 30, 2004 (see Note H to the Company’s Consolidated Financial Statements (unaudited) for the quarter ended June 30, 2004) to exclude these sales.

The Company also determined that the errors in its Consolidated Financial Statements were due in part to material weaknesses in its disclosure controls and procedures with respect to its Mexico and China operations which prevented the necessary information from being accumulated and communicated to the Company’s management as appropriate to allow for timely decisions regarding required disclosure.

Prior to the filing of this amendment to its Form 10-Q for the quarter ended June 30, 2004, the Company, under the direction of its Chief Executive Officer and Executive Vice President and Chief Financial Officer, implemented revised disclosure controls and procedures as part of its remediation efforts after the Pemstar Mexico investigation and restatement of financial statements. The revised controls and procedures include expanded supervisory activities and monitoring procedures with respect to Pemstar Mexico and Pemstar Tianjin. Based on these changes and improvements, management believes that, as of the date of this amendment to the Company’s Form 10-Q for the fiscal quarter ended June 30, 2004, the Company’s disclosure controls and procedures are effective to ensure that material information relating to the Company is recorded, processed, summarized and reported to our Chief Executive Officer and Executive Vice President and Chief Financial Officer within the time periods specified in the SEC’s rules and forms.

INTERNAL CONTROL OVER FINANCIAL REPORTING

During the fiscal quarter ended June 30, 2004, there were no changes made in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities and Exchange Act of 1934, as amended) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Company has implemented corrective actions to address the internal control weakness with respect to reported sales of its Tianjin operation, including additional reconciliation and review processes over reported information.

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

Part II. Other Information

Item 6—Exhibits and Reports on Form 8-K

(a)	Exhibits.

3.1	Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-3 (File No. 333-75284)).

3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (File No. 333-37162)).

4.1	Form of Promissory Note (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (File No. 333-37162)).

4.2	Form of Certificate of Common Stock of the Company (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 333-37162)).

4.3	Rights Agreement, dated as of August 11, 2000, between the Company and Wells Fargo Bank, N.A., as Rights Agent (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-3 (File No. 333- 75284)).

4.4	Amended and Restated Rights Agreement Amendment by and between the Company and Wells Fargo Bank Minnesota, N.A. dated May 8, 2002 (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form 8-A/A filed on July 29, 2002)).

4.5	Form of Indenture relating to Senior Debt Securities (incorporated by reference to Exhibit 4.7 to the Company’s Registration Statement on Form S-3 (File No. 333-75284)).

4.6	Form of Indenture relating to Subordinated Debt Securities (incorporated by reference to Exhibit 4.8 to the Company’s Registration Statement on Form S-3 (File No. 333-75284)).

4.7	Form of Initial Notes (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on May 6, 2002)).

4.8	Form of Warrants (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on May 6, 2002)).

4.9	Warrant dated May 10, 2002 to Smithfield Fiduciary LLC (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on May 13, 2002)).

10.1	Amendment No. 8, dated as of June 4, 2004, to Loan and Security Agreement dated April 25, 2003 by and among the Company, Turtle Mountain Corporation, Pemstar Pacific Consultants Inc., Gentlelife, Inc., Congress Financial Corporation and Fleet Capital Corporation. (Filed with initial filing of this Form 10-Q)

10.2	Krung Thai Bank Public Company Limited agreements for credit facilities and other services to Pemstar (Thailand) Co., Ltd. (Filed with initial filing of this Form 10-Q)

10.3	PEMSTAR Inc. Senior Management Variable Compensation Plan (Filed with initial filing of this Form 10-Q)

12.1	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a)/15d-14(a) (Section 302 Certification).

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a)/15d-14(a) (Section 302 Certification).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K.

i.	The Company “furnished” a Form 8-K on May 18, 2004 announcing the financial results of its fourth quarter and fiscal year ended March 31, 2004 and guidance on the Company’s anticipated results of operations and financial condition for the fiscal quarter ended June 30, 2004.

ii.	The Company filed a From 8-K on June 24, 2004 announcing the resignation of the Company’s independent auditors, Ernst & Young LLP, effective upon completion of the quarterly review of the Company’s fiscal quarter ending June 30, 2004. The Company’s Audit Committee has accepted Ernst & Young’s resignation.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.

Pemstar Inc.

Date: February 14, 2005	/s/ Allen J. Berning
Allen J. Berning
Chairman and Chief Executive Officer

Date: February 14, 2005	/s/ Gregory S. Lea
Gregory S. Lea
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.
3.1	Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-3 (File No. 333-75284)).

3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (File No. 333-37162)).

4.1	Form of Promissory Note (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (File No. 333-37162)).

4.2	Form of Certificate of Common Stock of the Company (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 333-37162)).

4.3	Rights Agreement, dated as of August 11, 2000, between the Company and Wells Fargo Bank, N.A., as Rights Agent (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-3 (File No. 333- 75284)).

4.4	Amended and Restated Rights Agreement Amendment by and between the Company and Wells Fargo Bank Minnesota, N.A. dated May 8, 2002 (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form 8-A/A filed on July 29, 2002)).

4.5	Form of Indenture relating to Senior Debt Securities (incorporated by reference to Exhibit 4.7 to the Company’s Registration Statement on Form S-3 (File No. 333-75284)).

4.6	Form of Indenture relating to Subordinated Debt Securities (incorporated by reference to Exhibit 4.8 to the Company’s Registration Statement on Form S-3 (File No. 333-75284)).

4.7	Form of Initial Notes (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on May 6, 2002)).

4.8	Form of Warrants (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on May 6, 2002)).

4.9	Warrant dated May 10, 2002 to Smithfield Fiduciary LLC (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on May 13, 2002)).

10.1	Amendment No. 8, dated as of June 4, 2004, to Loan and Security Agreement dated April 25, 2003 by and among the Company, Turtle Mountain Corporation, Pemstar Pacific Consultants Inc., Gentlelife, Inc., Congress Financial Corporation and Fleet Capital Corporation. (Filed with initial filing of this Form 10-Q)

10.2	Krung Thai Bank Public Company Limited agreements for credit facilities and other services to Pemstar (Thailand) Co., Ltd. (Filed with initial filing of this Form 10-Q)

10.3	PEMSTAR Inc. Senior Management Variable Compensation Plan. (Filed with initial filing of this Form 10-Q)

12.1	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a)/15d-14(a) (Section 302 Certification).

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a)/15d-14(a) (Section 302 Certification).

32.1	Certification pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.