Form 10-Q
period 2004-09-30
PEMSTAR INC
filed 2005-02-14
CIK 924829

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE PERIOD ENDED September 30, 2004

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

Common Stock, $0.01 Par Value — 45,152,579 shares as of October 31, 2004.

Index

Pemstar Inc.

Part I. Financial Information

Pemstar Inc.

Consolidated Balance Sheets (Unaudited)

(In thousands, except per share data)

	September 30, 2004	March 31 2004
Assets
Current assets:
Cash and equivalents	$18,339	$9,832
Accounts receivable, net	118,977	127,823
Recoverable income taxes	744	870
Inventories	84,263	93,661
Unbilled services	14,640	11,547
Deferred income taxes	344	63
Prepaid expenses and other	12,156	14,810

Total current assets	249,463	258,606

Property, plant and equipment, net	89,829	93,121
Goodwill	33,871	33,878
Deferred income taxes	2,409	2,177
Other assets	4,848	6,351

Total assets	$380,420	$394,133

Liabilities and shareholders’ equity
Current liabilities:
Cash overdraft	$250	$7,130
Revolving credit facilities and current maturities of long-term debt	87,048	68,618
Current maturities of capital lease obligations	797	1,769
Accounts payable	91,143	106,644
Income taxes payable	1,468	631
Accrued expenses and other	22,506	22,925

Total current liabilities	203,212	207,717

Long-term debt, less current maturities	7,935	8,856
Capital lease obligations, less current maturities	11,708	11,867
Other liabilities and deferred credits	5,306	7,384

Shareholders’ equity:
Common stock, par value $0.01 per share—authorized 150,000 shares, issued and outstanding 45,153 shares at September 30, 2004 and 45,136 shares at March 31, 2004	452	451
Additional paid-in capital	255,124	255,153
Accumulated other comprehensive income (loss)	2,483	3,081
Accumulated deficit	(105,718)	(100,212)
Loans to shareholders	(82)	(164)

	152,259	158,309

Total liabilities and shareholders’ equity	$380,420	$394,133

See notes to consolidated financial statements.

Pemstar Inc.

Consolidated Statements of Operations (Unaudited)

(In thousands, except per share data)

	Three Months Ended September 30,		Six Months Ended September 30,
	2004	2003	2004	2003
Net sales	$166,397	$150,550	$363,077	$296,050
Cost of goods sold	154,442	139,321	334,962	279,409

Gross profit	11,955	11,229	28,115	16,641

Selling, general and administrative expenses	15,500	12,092	30,274	24,602
Restructuring and impairment charges	390	4,757	390	8,212

Operating loss	(3,935)	(5,620)	(2,549)	(16,173)

Other expense (income) - net	305	(411)	(1,177)	(698)
Interest expense	1,958	2,111	4,079	4,150

Loss before income taxes	(6,198)	(7,320)	(5,451)	(19,625)

Income tax (benefit) expense	(167)	198	55	278

Net loss	$(6,031)	$(7,518)	$(5,506)	$(19,903)

Basic and diluted net loss per common share:	$(0.13)	$(0.19)	$(0.12)	$(0.51)

Shares used in computing basic and diluted net loss per common share:	45,150	40,265	45,146	38,907

See notes to consolidated financial statements.

Pemstar Inc.

Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Six Months Ended September 30,
	2004	2003
Cash flows from operating activities:
Net loss	$(5,506)	$(19,903)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	10,650	10,884
Amortization	665	739
Deferred revenue	(31)	(394)
Deferred income tax	(512)	(67)
Non-cash restructuring charges	—	1,225
(Gain) loss on sale of assets	(1,575)	55
Other	(8)	(123)
Change in operating assets and liabilities:
Accounts receivable	8,582	2,831
Inventories	8,758	(7,578)
Prepaid expenses and other	503	(10,444)
Accounts payable	(15,190)	6,625
Accrued expenses and other	(1,774)	2,823

Net cash provided by operating activities	4,562	(13,327)

Cash flows used in investing activities:
Decrease in restricted cash	4	1,669
Purchases of property and equipment	(8,404)	(7,250)
Proceeds from sale of property, plant and equipment	2,449	159
Other	(52)	(106)

Net cash used in investing activities	(6,002)	(5,528)

Cash flows provided by (used in) financing activities:
Bank overdrafts	(6,880)	—
(Discounts on) proceeds from employee stock sales	(26)	256
Proceeds from sale of stock	(3)	20,123
Principal payments on borrowings	(7,360)	(57,629)
Proceeds from borrowings	24,219	42,239
Other	326	(1,648)

Net cash provided by financing activities	10,276	3,342

Effect of exchange rate changes on cash	(329)	219

Net increase (decrease) in cash and cash equivalents	8,507	(15,294)

Cash and cash equivalents:
Beginning of period	9,832	32,762

End of period	$18,339	$17,468

See notes to consolidated financial statements.

Pemstar Inc.

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2004

(Dollars and share amounts in thousands, except per share data)

Note A—Basis of Presentation and Accounting Policies

The accompanying unaudited condensed consolidated financial statements of Pemstar Inc. (the Company) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended September 30, 2004, are not necessarily indicative of the results that may be expected for the year ending March 31, 2005.

The balance sheet at March 31, 2004 has been derived from the restated audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Pemstar Inc. Annual Report on Form 10-K for the year ended March 31, 2004, as amended, filed with the Securities and Exchange Commission.

Stock-Based Compensation

During the three and six months ended September 30, 2004, employees exercised stock options to acquire 6 and 16 shares at an average exercise price of $0.75 and $1.01 per share, respectively.

The Company has adopted the pro forma disclosure only requirements of SFAS No. 123, “Accounting for Stock-Based Compensation”, and accordingly, accounts for stock options issued to employees using the intrinsic value method of Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees.” Compensation expense is recorded on the date stock options are granted only if the current fair market value of the underlying stock exceeds the exercise price of the option. Accordingly, no compensation cost has been recognized for grants under these stock option plans since the exercise price equaled the fair market value of the stock on the date of grant. Had compensation cost for stock option grants been based on the grant date fair values of awards (the method described in SFAS No. 123), reported net loss would have been changed to the pro forma amounts reported below. The additional compensation expense, net of tax for the three and six months ended September 30, 2003 has been restated to reflect a full valuation allowance against the deferred tax benefit of the pro forma deduction. The additional compensation expense, net of tax was previously disclosed as $433 and $1,218 for the three and six months ended September 30, 2003, respectively.

	Three Months Ended September 30,		Six Months Ended September 30,
	2004	2003	2004	2003
Net loss:
As reported	$(6,031)	$(7,518)	$(5,506)	$(19,903)
Additional compensation expense, net of tax	(506)	(707)	(1,078)	(1,990)

Pro forma net loss	$(6,537)	$(8,225)	$(6,584)	$(21,893)

Basic and diluted loss per share:
As reported	$(.13)	$(.19)	$(.12)	$(.51)
Pro forma net loss	(.14)	(.20)	(.15)	(.56)

Recently Issued Accounting Pronouncements

Accounting for Share-Based Payment

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS 123 (revised 2004), Share-Based Payment. This Statement is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This Statement requires that the compensation cost relating to share-based payment transactions be measured on the fair value of the equity or liability instruments issued. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This Statement is effective in the first interim or annual reporting period that begins after June 15, 2005. Management believes adoption of the pronouncement will have a significant impact due to the Company’s use of stock options as employee incentives but has not yet determined the impact on earnings.

Accounting for Inventory Costs

In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS 151, Inventory Costs—an amendment of ARB No. 43, Chapter 4. This Statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that “. . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. . . .” This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not believe the adoption of this Statement will have any immediate material impact on the Company.

Note B—Inventories

The components of inventories consist of the following:

	September 30, 2004	March 31, 2004
Raw materials	$61,448	$70,570
Work in process	10,926	12,562
Finished goods	11,889	10,529

	$84,263	$93,661

Note C—Other Income and Comprehensive Loss

Other income for the six months ended September 30, 2004 includes gains on the sale of property, plant and equipment of $1,575, consisting principally from sales of real estate at the Company’s headquarters facility during the first quarter of fiscal 2005.

Total comprehensive loss was $6,002 and $6,652 for the three months ended September 30, 2004 and 2003, respectively, and $6,104 and $18,012 for the six months ended September 30, 2004 and 2003, respectively. Comprehensive loss differs from net loss due to foreign currency translation gains and losses.

Note D—Financing Arrangements

At September 30, 2004, the Company had available borrowing capacity under its domestic revolving credit facilities of $25.6 million in excess of outstanding borrowings under the facility. In April 2004, the Company entered into financing agreements with Krung Thai Bank Public Company limited, which provide various term and revolving credit loans for up to $26,600. Within these facilities, $19,370 was borrowed in the six months ended September 30, 2004, with $4,951 of the proceeds used to pay off outstanding notes payable with the predecessor institution.

In October 2004, the Company entered a revolving credit arrangement with ABN AMRO Bank N.V. to provide borrowing capacity for its European business requirements. The facility provides for up to Euro 5 million of borrowings, secured by accounts receivable and inventories of the Company’s Netherlands operation and bears interest at Euro Rate plus .9% (effective rate of 2.1% at September 30, 2004). The agreement requires maintenance of minimum tangible net worth and debt to equity ratios.

In October 2004, the term of the domestic revolving credit facilities was extended by one year, concurrent with a .75% reduction in interest rate and a reduction of the minimum cash flow level. The minimum cash flow level is required only in the event that sufficient liquidity, measured by amounts available to borrow for the current collateral base less amounts actually borrowed, is not maintained.

Note E—Earnings Per Share Data

Common stock equivalents and their impact on net loss have been excluded from the diluted per share calculation for all periods presented, since the Company incurred net losses and the inclusion of common stock equivalents would have had an anti-dilutive impact. Potentially dilutive securities, which have been excluded, consist of i) unexercised stock options and warrants to purchase 6,052 and 6,135 shares of the Company’s Common Stock as of September 30, 2004 and 2003, respectively, and ii) 2,193 shares of the Company’s Common Stock issuable upon conversion of convertible debt as of September 30, 2004 and 2003.

Note F—Restructuring and Impairment Charges

A rollforward of restructuring provisions is as follows:

	Employee Termination and Severance Costs	Future Lease Costs	Total
Reserve balance at March 31, 2003	$342	$537	$879
Fiscal 2004 restructuring charges	1,066	4,608	5,674
Additions to fiscal 2003 restructuring charges	—	1,063	1,063
Cash payments	(1,318)	(2,274)	(3,592)
Foreign currency translation adjustment	53	—	53

Reserve balances at March 31, 2004	143	3,934	4,077
Fiscal 2005 restructuring charges	390	—	390
Cash payments	(332)	(1,127)	(1,459)
Foreign currency translation adjustment	(1)	—	(1)

Reserve balances at September 30, 2004	$200	$2,807	$3,007

During fiscal 2003, the Company incurred restructuring costs of $4,249. Of this, $1,037 of lease continuation costs, related to the decision to consolidate separate manufacturing facilities in San Jose, California, into a single facility, which decision resulted from the prolonged under utilization of capacity across the two sites. As a result of this consolidation the Company incurred accelerated amortization of leasehold improvements of $773, as well. Additionally, $2,439 of severance costs were incurred, primarily in The Netherlands and in the United States’ locations, responding to reductions in local business requirements.

During fiscal 2004, the Company recorded charges of $6,737 for restructuring related costs as a result of a Company initiative based upon a strategic review of the Company’s primary products and business aimed at optimizing and aligning its manufacturing capacity with customer demand, while positioning the Company for stronger operating results. The charges consisted of $1,066 for employee termination and severance costs related to approximately 100 salaried and hourly employees located primarily at three domestic operating sites and $5,671 for adjustment of expected future lease costs, associated with the closing of one California facility in fiscal 2003 and one additional California facility in fiscal 2004. In connection with this consolidation the Company incurred asset write-downs of $1,224 for machinery and equipment to the Company’s fair value assessment. The fiscal 2004 restructuring actions taken pertain to operations for those businesses and locations experiencing negligible or negative growth due to continued market declines in the Communications and Optical business sectors. Certain machinery and equipment were written down to their estimated fair values as a direct result of the continued decline in the optical business sector, which has resulted in excess capacity and under-utilized machinery and equipment.

During fiscal 2005, the Company recorded charges of $390 for restructuring related personnel costs, responding to the reduction in local business requirements of our Mexico operations and centralization of business process for Midwest domestic sites. These charges were for employee termination and severance costs related to 103 salaried and hourly employees in Mexico and 30 primarily salaried support personnel in the West Coast and Midwest domestic sites.

As of September 30, 2004, approximately $4,185, $3,385 and $190 of cash payments had been made against the accrual associated with the fiscal 2003, 2004, and 2005 charges, respectively.

Reserve balances of $879, $722 and $729 are included in accrued expenses and other and $0, $3,355 and $2,278 are included in other liabilities and deferred credits at March 31, 2003, March 31, 2004 and September 30, 2004. The Company does not expect to record any additional expense from these restructuring activities and the impact on future cash flows is expected to be $3,007.

Note G—Liquidity

The domestic revolving credit facilities were replaced during fiscal 2004 to provide expanded capacity for funding business growth and to extend arrangements approaching the expiration of their term. In the event that the Company does not maintain sufficient liquidity, measured by amounts available to borrow for the current collateral base less amounts actually borrowed, these facilities require the maintenance of certain minimum cash flow levels. These minimum cash flow levels were reduced during fiscal 2005 with the amendment to the facility agreement and the extension of the agreement. The Company’s operating plan includes an expectation of maintaining this liquidity, as well as initiatives to reduce specific cash expenditures related to general and administrative expenses.

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

Note H—Contingencies

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

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Net sales - Net sales for the second quarter of fiscal 2005 increased 10.5% to $166.4 million from $150.6 million for the comparable three months of the prior fiscal year. These amounts include proceeds from the return of excess inventory to customers under the terms of the sales contracts of $4.1 million and $3.9 million, respectively. Under the terms of the contracts with the customers, inventory returns are priced at cost of those materials, which therefore serves to reduce the gross margin apparent from total net sales. The increase in net sales was due to the expansion of the Company’s industrial equipment manufacturing operations. Specifically, industrial sales were up $28.4 million, offset by a decrease in sales of $6.0 million to our communications customers, $5.3 million in our computing and data storage business and $1.2 million to medical customers. The majority of the sales gains in the industrial business were sales to existing and new customers in the semiconductor capital equipment industry. Sales to communications customers declined due to product transitions in wireless handsets and continued soft demand in system infrastructure business. Computing and data storages sales declined resulting from the phase out of unprofitable business with certain customers in the computing peripheral market. Net sales for the six months ended September 30, 2004 increased 22.6% to $363.1 million compared to $296.1 million for the same period last year. These totals include sales of excess inventory of $7.4 million and $4.9 million for first half of fiscal 2005 and fiscal 2004, respectively. Again, the majority of the six-month sales growth was due to increased industrial sales. The Company’s five largest customers in the second quarter and first half of fiscal 2005 accounted for approximately 46.4% and 47.7%, respectively. Customers comprising greater than 10% of net sales in the second quarter of fiscal 2005 included IBM at 21.9% of net sales and Applied Materials at 12.6% of net sales.

Gross profit - Gross profit increased $0.7 million in the second quarter of fiscal 2005 to $12.0 million (7.2% of net sales) from $11.2 million (7.5% of net sales) in the same quarter of fiscal 2004. Slightly higher gross profit stemmed primarily from the strong higher margin industrial sales with increased gross profit of $0.8 million, offset by $0.4 million of gross profit from lower product development sales and inventory write-offs of $1.0 million associated with the phase out of unprofitable customers. Gross profit increased $11.5 million during the first six months of fiscal 2005 to $28.1 million (7.7% of sales) from $16.6 million (5.6% of sales) in the same period of fiscal 2004. Higher gross profit in the six-month period resulted from higher industrial sales with increased gross profit of $6.9 million, and improved performance in our communications, medical and computing and data storage business with increased gross profit of $3.8, $0.5 and $0.3 million respectively. This fiscal 2005 first half improvement in gross profit includes cost savings estimated at $3.6 million from prior fiscal year restructuring actions offset by $1.2 million of first half inventory write-offs from customer losses, of which $0.7 million was in our computing and data storage business. We incurred inventory write-downs primarily as a result of a customer bankruptcy and the phase out of unprofitable business, which compares to no significant write-downs of inventory during the first half of fiscal 2004.

Selling, general and administrative expenses - Selling, general and administrative expenses were $15.5 million (9.3% of net sales) in the second quarter of fiscal 2005, an increase of $3.4 million from $12.1 million (8.0% of net sales) for the same quarter of fiscal 2004. Selling, general and administrative expenses were $30.3 million (8.3% of sales) during the first six months of fiscal 2005, an increase of $5.7 million from $24.6 million (8.3% of sales) for the same period of fiscal 2004. The increase during the six-month period ended September 30, 2004, was the result of expanded infrastructure expenses in Asia of $1.7 million, increased bad debt expense, staffing our corporate industry organization of $1.2 million, new expenses associated with the Austin, Texas operations of $0.7 million, increased depreciation expense incurred due to worldwide IT implementations of $0.3 million, and increased sales commissions associated with higher sales of $0.2 million We incurred bad debt expense of $1.6 million for the first half of fiscal 2005 primarily as a result of a customer bankruptcy and customers experiencing financial difficulty, which compares to no significant write-downs of bad debt expense during the first half of fiscal 2004.

Restructuring costs - Restructuring costs of $0.4 million, consisting of employee termination and severance costs, were recognized in the second quarter of fiscal 2005 compared to $4.7 million, consisting of $4.6 million for future lease costs and $0.1 million for employee termination and severance costs for the second quarter of fiscal 2004. Such costs were reduced from the $8.2 million recorded for the six months ended September 30, 2003, which consisted of $.8 million of employee termination and severance costs, $6.0 million of future lease costs and $1.4 million for write downs of machinery and equipment, primarily related to closure of California facilities and personnel reductions there and in other domestic sites.

Interest expense - Our interest expense for the three and six months ended September 30 was virtually unchanged at $2.0 and $4.1 million for fiscal 2005 compared to $2.1 and $4.2 million for fiscal 2004.

Other expense (income) - Other expense (income) net was $0.3 million expense for the second quarter of fiscal 2005 compared to ($0.4) million income for the second quarter of fiscal 2004. The change consists primarily of exchange losses in certain international operations in fiscal 2005. Other expense (income) net was ($1.2) million income, compared to ($0.7) million income for the six months ended September 30, 2004 and September 30, 2003 respectively. The increase in other income for fiscal 2005 included gain from the sale of surplus real estate at the Company’s headquarters facility offset partially by exchange losses in certain international operations in fiscal 2005.

Income tax (benefit) expense - Income tax (benefit) was ($0.2) million (2.5% effective tax benefit rate) for the second quarter of fiscal 2005, compared to income tax expense of $.2 million (2.7% effective tax rate) for the second quarter of fiscal 2004. For the first half of fiscal 2005, the income tax (benefit) was ($0.1) million (1.0% effective tax benefit rate) compared to income tax expense $0.3 million (1.4% effective tax rate) for the first half of fiscal 2004. The effective rates remain very low, consistent with prior year results, given the current operating loss and the carryforward of prior net operating losses, primarily in the United States, and the inability to recognize the benefit of carryforward losses and the low or zero incentive income tax rates in most profitable foreign operations. The benefits in fiscal 2005 relate to the deferred tax benefits of $0.3 million recorded as our Singapore operations exited the tax free pioneer status period.

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

As of September 30, 2004, the Company had cash and cash equivalent balances of $18.3 million and total bank, other interest bearing debt and capital lease obligations totaling $107.4 million. Included therein, we had approximately $36.9 million outstanding under our domestic revolving credit facility, $28.4 million outstanding in short-term facilities for our China operation, $18.9 million outstanding under our Thailand credit facility and $5.1 million outstanding under our Singapore credit facility. Each credit facility bears interest on outstanding borrowings at variable interest rates, which as of September 30, 2004 were 5.06% for the domestic revolving credit facility, 1.8% - 5.0% for the China facilities, 2.8% - 3.9% for the Thailand facility and 3.6% for the Singapore facility. In October 2004, the Company expanded its credit network with the addition of a European working capital facility, which makes an additional $6.1 million available. These credit facilities are secured by substantially all of our assets.

The domestic revolving credit facility includes a covenant to attain minimum earnings before interest expense, income taxes, depreciation and amortization (EBITDA), for domestic and worldwide operations. These covenants do not apply however, if we maintain at least $10.0 million in available domestic borrowing capacity. As of September 30, 2004 we had $25.6 million of available domestic borrowing capacity. We are required under certain foreign credit facilities to meet various financial covenants, including minimum location net worth, maximum debt to equity ratios, and minimum location net income, all of which we were in compliance with at September 30, 2004.

Net cash provided by operating activities for the first six months of fiscal 2005 was $4.6 million compared to net cash used of ($13.3) million for the comparable period of the prior fiscal year. Increased net cash from operating activities in fiscal 2005 was attributable primarily to decreased balances in accounts receivable, inventories and prepaid expenses, offset by decreased accounts payable balances.

Net cash (used in) investing activities for the six months ended September 30, 2004 was ($6.0) million compared to net cash used of ($5.5) million for the comparable period of the prior fiscal year. This increase in cash used resulted primarily from the increase in capital expenditures in our Asian operations, offset in part by $2.4 million of proceeds from the sale of surplus real estate at the corporate headquarters and other property, plant and equipment.

Net cash provided by financing activities for the six months ended September 30, 2004 was $10.3 million compared to $3.3 million for the comparable period of the prior fiscal year. Debt borrowings net of repayments were $16.9 million for the first six months of fiscal 2005, compared to ($15.4) million for the comparable prior year period. The repayments in the prior year were made possible with proceeds of $20.1 million from the sale of 7.5 million shares of common stock, pending their expected use to fund working capital and potential acquisitions.

Our ability to maintain sufficient liquidity depends, in part, on our achieving anticipated revenue targets and intended expense reductions from our restructuring activities. We believe that as a result of: i) the restructuring actions taken in fiscal 2004 and further actions completed in fiscal 2005 to reduce cash expenditures, ii) the efforts we continue to make to increase revenues from continuing customers, as well as efforts to generate new customers in various industry sectors, and iii) our new revolving credit facility, which provides additional borrowing capacity, we have sufficient cash flow to meet our needs for the remainder of fiscal 2005. We may not achieve these targets or realize the intended expense reductions. If our operating goals are not met, we may be required to secure additional waivers of any resulting covenant violations under existing lending facilities, secure additional financing from lenders or sell additional securities.

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

Recently Issued Accounting Pronouncements

Accounting for Share-Based Payment

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS 123 (revised 2004), Share-Based Payment. This Statement is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This Statement requires that the compensation cost relating to share-based payment transactions be measured on the fair value of the equity or liability instruments issued. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This Statement is effective in the first interim or annual reporting period that begins after June 15, 2005. Management believes adoption of the pronouncement will have a significant impact due to the Company’s use of stock options as employee incentives but has not yet determined the impact on earnings.

Accounting for Inventory Costs

In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS 151, Inventory Costs—an amendment of ARB No. 43, Chapter 4. This Statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that “. . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. . . .” This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not believe the adoption of this Statement will have any immediate material impact on the Company.

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

The continuing reduction in capital spending by businesses for new technologies, the remaining effects of the recent recession and the market disruptions caused by the September 2001 terrorist attacks in the United States and threats of hostilities in the Middle East and Asia have reduced demand in many of the technology markets we serve. As a result of these market conditions, we experienced a significant reduction in demand for our services during fiscal 2002, continuing through fiscal 2003, which caused us to have net losses of $38.8 million in fiscal 2003. The losses continued into fiscal 2004, totaling $25.3 million by year end. Although the majority of these losses occurred in the first half of fiscal 2004, there is on-going uncertainty in the demand for our services, which may rapidly and significantly fluctuate. A return to the recession, outbreak of hostilities or any other event leading to excess capacity or a continued or increased downturn in the markets we serve would likely negatively affect our net sales. In addition, the communications, computing and data storage, industrial and medical equipment markets of the electronics manufacturing services industry are characterized by intense competition, relatively short product life-cycles and significant fluctuations in product demand. These markets are also subject to rapid technological change and product obsolescence. If any of these factors or other factors reduce demand for specific products or components that we design or manufacture for our customers, our net sales would likely be negatively affected. Due to these market conditions and factors, we may experience net losses in future periods.

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

Item 3—Quantitative and Qualitative Disclosure about Market Risk

The Company realized unrecognized (losses) gains of $(628) and $30 for the first three and six months of fiscal 2005, respectively, resulting in a net accumulated unrecognized other comprehensive gain of $2,484 as of September 30, 2004. These gains resulted primarily from changes in the exchange rate of the Thai Baht and the Euro in relationship to the United States dollar applied to our net invested asset currency exposure in the Thailand and Netherlands ($3,865 and $15,270, respectively, at September 30, 2004). Additional credit facilities denominated in local currencies of foreign locations are designed to limit risks.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and its Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended). Based upon that evaluation, the Company’s Chief Executive Officer along with the Company’s Executive Vice President and Chief Financial Officer concluded that, except for the disclosure controls and procedures with respect to its Guadalajara, Mexico operation which are discussed below, the Company’s disclosure controls and procedures were effective as of September 30, 2004 in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.

In October 2004, the Company’s management became aware of certain accounting discrepancies related to its Guadalajara, Mexico operation. Based on an investigation of these discrepancies conducted at the direction of management by an independent third party, the Company determined that these discrepancies resulted from various improper accounting practices engaged in by its accounting staff in Mexico, including not properly posting transactions, standard costing errors and improper account reconciliations. As a result of these discrepancies the Company restated its previously reported financial statements for the fiscal year ended March 31, 2004 and quarter ended June 30, 2004 (see Note 17 to the Company’s Consolidated Financial Statements (audited) for the fiscal year ended March 31, 2004 and Note H to the Company’s Consolidated Financial Statements (unaudited) for the fiscal quarter ended June 30, 2004 for more information concerning the nature and scope of the restated items in each period). The Company also determined that the errors in its Consolidated Financial Statements were due in part to material weaknesses in its disclosure controls and procedures with respect to its Mexico operations which prevented the necessary information from being accumulated and communicated to the Company’s management as appropriate to allow for timely decisions regarding required disclosure.

In December 2004, the Company’s management became aware of certain sales transactions at its Tianjin, China operation which were not properly accounted for in accordance with U.S. GAAP due to a significant deficiency in its internal control over financial reporting. The Company determined that this adjustment was not detected on a timely basis due to a significant deficiency in its disclosure controls and procedures with respect to its China operation which prevented the necessary information from being accumulated and communicated to the Company’s management as appropriate to allow for timely decisions regarding required disclosure.

Prior to the filing of this report, the Company, under the direction of its Chief Executive Officer and Executive Vice President and Chief Financial Officer, implemented revised disclosure controls and procedures as part of its remediation efforts after the Pemstar Mexico investigation and restatement of financial statements. The revised controls and procedures include expanded supervisory activities and monitoring procedures with respect to Pemstar Mexico. In addition, in response to the significant deficiency with respect to its China operation, management implemented improved transaction approval processes and reconciliation procedures as part of its disclosure controls. Based on these changes and improvements, management believes that, as of the date of filing of this Form 10-Q for the fiscal quarter ended September 30, 2004, the Company’s disclosure controls and procedures are effective to ensure that material information relating to the Company is recorded, processed, summarized and reported to our Chief Executive Officer and Executive Vice President and Chief Financial Officer within the time periods specified in the SEC’s rules and forms.

Internal Control Over Financial Reporting

During the fiscal quarter ended September 30, 2004, there were no changes made in our internal control over financial reporting (as defined in Rule 13a - 15(f) under the Securities and Exchange Act of 1934, as amended) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Prior to filing this Form 10-Q, management also identified a significant deficiency in its internal controls related to certain sales transactions at its Tianjin, China operation and corrected the impact of this deficiency during the consolidation process. Management has implemented corrective actions to address the significant deficiency in China including improved transaction approval processes and reconciliation procedures. In addition, management will continue to assess the control environment at this location to determine if additional controls will be needed.

The Company believes that these corrective actions will remediate the identified material weaknesses and significant deficiencies in its internal control over financial reporting.

Section 404 Assessment

Section 404 of the Sarbanes-Oxley Act requires management’s annual review and evaluation of our internal control over financial reporting, and an attestation of the effectiveness of these controls by our independent registered public accountants beginning with the Form 10-K for the fiscal year ending March 31, 2005. The Company has dedicated significant resources, including management time and effort, and incurred substantial costs in connection with its ongoing Section 404 assessment. The Company is currently documenting and testing its internal controls and evaluating necessary improvements for maintaining an effective control environment. The evaluation of the internal controls is being conducted under the direction of senior management. In addition, the Company’s management is regularly discussing the results of the testing and any proposed improvements to the control environment with the Audit Committee of the Company’s Board of Directors. Nevertheless, because of the requirement that all corrective actions and procedure changes relative to period end financial reporting must be in place for one full calendar quarter prior to attestation of the effectiveness by our independent registered public accountants, the Company expects that it is likely that it will report the existence of material weaknesses in its internal control over financial reporting as of the end of its fiscal year ending March 31, 2005.

Part II. Other Information

Item 1—Legal Proceedings

Not applicable.

Item 2—Unregistered Sale of Equity Securities and Use of Proceeds

Not applicable.

Item 3—Default on Senior Securities

Not applicable.

Item 4—Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders was held on July 29, 2004 at the main offices of the Company at 3535 Technology Drive NW, Rochester, Minnesota. The stockholders took the following actions (with voting tallies, from eligible voting shares, as noted):

i.	Elected two Class I directors for terms expiring in 2007 as disclosed in the Company’s Proxy Statement effective June 28, 2004. (Bruce Jaffee: Votes for – 39,990,518, withheld – 2,106,799; Steven E. Snyder: Votes for – 40,592,131, withheld – 1,505,176). The following directors’ terms of office continued after the meeting: Allen J. Berning, Thomas A. Burton, Kenneth Hendrickson, Gregory S. Lea, Wolf Michel and Michael Odrich.

Item 5—Other Information

Not applicable.

Item 6—Exhibits

(a)	Exhibits.

3.1	Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-3 (File No. 333-75284)).

3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (File No. 333-37162)).

4.1	Form of Promissory Note (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (File No. 333-37162)).

4.2	Form of Certificate of Common Stock of the Company (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 333-37162)).

4.3	Rights Agreement, dated as of August 11, 2000, between the Company and Wells Fargo Bank, N.A., as Rights Agent (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-3 (File No. 333- 75284)).

4.4	Amended and Restated Rights Agreement Amendment by and between the Company and Wells Fargo Bank Minnesota, N.A. dated May 8, 2002 (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form 8-A/A filed on July 29, 2002)).

4.5	Form of Indenture relating to Senior Debt Securities (incorporated by reference to Exhibit 4.7 to the Company’s Registration Statement on Form S-3 (File No. 333-75284)).

4.6	Form of Indenture relating to Subordinated Debt Securities (incorporated by reference to Exhibit 4.8 to the Company’s Registration Statement on Form S-3 (File No. 333-75284)).

4.7	Form of Initial Notes (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on May 6, 2002)).

4.8	Form of Warrants (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on May 6, 2002)).

4.9	Warrant dated May 10, 2002 to Smithfield Fiduciary LLC (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on May 13, 2002)).

12.1	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a)/15d-14(a) (Section 302 Certification).

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a)/15d-14(a) (Section 302 Certification).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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