Form 10-Q
period 2004-12-31
PEMSTAR INC
filed 2005-02-14
CIK 924829

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE PERIOD ENDED December 31, 2004

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

Common Stock, $0.01 Par Value — 45,162,079 shares as of January 10, 2005.

Index

Pemstar Inc.

Part I. Financial Information

Pemstar Inc.

Consolidated Balance Sheets (Unaudited)

(In thousands, except per share data)

	December 31, 2004	March 31, 2004
Assets
Current assets
Cash and equivalents	$18,402	$9,832
Accounts receivable, net	124,908	127,823
Recoverable income taxes	936	870
Inventories	83,951	93,661
Unbilled services	13,526	11,547
Deferred income taxes	469	63
Prepaid expenses and other	10,896	14,810

Total current assets	253,088	258,606

Property, plant and equipment	176,842	167,325
Less accumulated depreciation	(91,424)	(74,204)

	85,418	93,121

Goodwill	33,887	33,878
Deferred income taxes	2,611	2,177
Other assets	4,786	6,351

Total assets	$379,790	$394,133

Liabilities and shareholders’ equity
Current liabilities
Cash overdraft	$8,740	$7,130
Revolving credit facilities and current maturities of long-term debt	83,804	68,618
Current maturities of capital lease obligations	696	1,769
Accounts payable	98,112	106,644
Income taxes payable	1,365	631
Accrued expenses and other	23,631	22,925

Total current liabilities	216,348	207,717

Long-term debt, less current maturities	7,686	8,856
Capital lease obligations, less current maturities	12,016	11,867
Other liabilities and deferred credits	4,914	7,384

Shareholders’ equity
Common stock, par value $0.01 per share—authorized 150,000 shares, issued and outstanding 45,162 shares at December 31, 2004 and 45,136 shares at March 31, 2004	452	451
Additional paid-in capital	255,105	255,153
Accumulated other comprehensive income	4,987	3,081
Accumulated deficit	(121,636)	(100,212)
Loans to shareholders	(82)	(164)

	138,826	158,309

Total liabilities and shareholders’ equity	$379,790	$394,133

See notes to consolidated financial statements.

Pemstar Inc.

Consolidated Statements of Operations (Unaudited)

(In thousands, except per share data)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2004	2003	2004	2003
Net sales	$176,393	$187,346	$539,470	$483,396
Cost of goods sold	171,151	175,730	506,113	455,139

Gross profit	5,242	11,616	33,357	28,257

Selling, general and administrative expenses	14,443	12,656	44,717	37,258
Restructuring costs	4,777	(546)	5,167	7,666

Operating loss	(13,978)	(494)	(16,527)	(16,667)

Other expense (income)-net	322	(187)	(855)	(885)
Interest expense	1,917	1,772	5,996	5,922

Loss before income taxes	(16,217)	(2,079)	(21,668)	(21,704)

Income tax (benefit) expense	(299)	22	(244)	300

Net loss	$(15,918)	$(2,101)	$(21,424)	$(22,004)

Basic and diluted net loss per common share:	$(0.35)	$(0.05)	$(0.47)	$(0.54)

Shares used in computing basic and diluted net loss per common share:	45,153	45,074	45,148	40,970

See notes to consolidated financial statements.

Pemstar Inc.

Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Nine Months Ended December 31,
	2004	2003
Cash flows provided by (used in) operating activities:
Net loss	$(21,424)	$(22,004)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation	16,308	16,033
Amortization	945	1,088
Deferred revenue	(46)	(734)
Deferred taxes	(488)	(102)
Gain on sale of assets	(1,650)	—
Non-cash restructuring charges and other	1,215	1,225
Change in operating assets and liabilities:
Accounts receivable	4,828	(5,187)
Inventories	10,774	(10,101)
Prepaid expenses and other	2,938	(8,626)
Accounts payable	(9,637)	16,079
Accrued expenses and other	(1,419)	825

Net cash provided by (used in) operating activities	2,344	(11,504)

Cash flows (used in) investing activities:
Decrease in restricted cash	4	4,262
Business acquisitions, net of cash acquired	—	(4,086)
Purchases of property and equipment	(10,097)	(14,879)
Proceeds from sale of property and equipment	3,094	—
Other	(346)	29

Net cash (used in) investing activities	(7,345)	(14,674)

Cash flows provided by financing activities:
Bank overdrafts	1,560	2,044
(Discounts on) proceeds from employee stock sales	(45)	282
Proceeds from stock sales	(3)	20,010
Principal payments on debt facilities	(9,276)	(59,821)
Proceeds from debt facilities	21,180	51,053
Other	327	(1,734)

Net cash provided by financing activities	13,743	11,834

Effect of exchange rate changes on cash	(172)	504

Net increase (decrease) in cash and cash equivalents	8,570	(13,840)

Cash and cash equivalents:
Beginning of period	9,832	32,762

End of period	$18,402	$18,922

See notes to consolidated financial statements.

Pemstar Inc.

Notes to Consolidated Financial Statements (Unaudited)

December 31, 2004

(In thousands, except per share data)

Note A—Basis of Presentation and Accounting Policies

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended December 31, 2004, are not necessarily indicative of the results that may be expected for the year ending March 31, 2005.

The balance sheet at March 31, 2004 has been derived from the restated audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Pemstar Inc. Annual Report on Form 10-K, as amended, for the year ended March 31, 2004, filed with the Securities and Exchange Commission.

Stock-Based Compensation

During the three and nine months ended December 31, 2004, employees exercised stock options to acquire 10 and 26 shares at an average exercise price of $0.38 and $0.78 per share, respectively.

The Company has adopted the pro forma disclosure only requirements of SFAS No. 123, “Accounting for Stock-Based Compensation”, and accordingly, accounts for stock options issued to employees using the intrinsic value method of Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees.” Compensation expense is recorded on the date stock options are granted only if the current fair market value of the underlying stock exceeds the exercise price of the option. Accordingly, no compensation cost has been recognized for grants under these stock option plans since the exercise price equaled the fair market value of the stock on the date of grant. Had compensation cost for stock option grants been based on the grant date fair values of awards (the method described in SFAS No. 123), reported net loss would have been changed to the pro forma amounts reported below. The additional compensation expense, net of tax, for the three and nine months ended December 31, 2003 has been restated to reflect a full valuation allowance against the deferred tax benefit of the pro forma deduction. The additional compensation expense, net of tax, was previously disclosed as $466 and $1,684 for the three and nine months ended December 31, 2003, respectively.

	Three Months Ended December 31,		Nine Months Ended December 31,
	2004	2003	2004	2003
Net loss:
As reported	$(15,918)	$(2,101)	$(21,424)	$(22,004)
Additional compensation expense, net of tax	(377)	(761)	(1,456)	(2,752)

Pro forma net loss	$(16,295)	$(2,862)	$(22,880)	$(24,756)

Basic and diluted loss per share:
As reported	$(0.35)	$(0.05)	$(0.47)	$(0.54)
Pro forma net loss	(0.36)	(0.06)	(0.51)	(0.60)

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

Accounting for Inventory Costs

In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS 151, Inventory Costs— an amendment of ARB No. 43, Chapter 4. This Statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that “. . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. . . .” This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not believe the adoption of this Statement will have any immediate material impact on the Company.

Note B—Inventories

The components of inventories consist of the following:

	December 31, 2004	March 31, 2004
Raw materials	$62,907	$70,570
Work in process	9,978	12,562
Finished goods	11,066	10,529

	$83,951	$93,661

Note C—Comprehensive Loss

Total comprehensive loss was ($13,415) and ($752) for the three months ended December 31, 2004 and 2003, respectively, and ($19,518) and ($18,765) for the nine months ended December 31, 2004 and 2003, respectively. Comprehensive loss differs from net loss due to foreign currency translation gains and losses.

Note D—Financing Arrangements

At December 31, 2004, the Company had available borrowing capacity under its domestic revolving credit facilities of $23.5 million in excess of outstanding borrowings under the facility. In April 2004, the Company entered into financing agreements with Krung Thai Bank Public Company limited, which provide various term and revolving credit loans for up to $26,000. Within these facilities, $19,765 was borrowed in the nine months ended December 31, 2004, with $4,951 of the proceeds used to pay off outstanding notes payable with the predecessor institution.

In October 2004, the Company entered a revolving credit arrangement with ABN AMRO Bank N.V. to provide borrowing capacity for its European business requirements. The facility provides for up to Euro 5 million of borrowings, secured by accounts receivable and inventories of the Company’s Netherlands operation and bears interest at Euro Rate plus .9% (effective rate of 2.1% at December 31, 2004). The agreement requires maintenance of minimum tangible net worth and debt to equity ratios.

In October 2004, the term of the domestic revolving credit facilities was extended by one year to April 2007, concurrent with a .75% reduction in interest rate and a reduction of the minimum cash flow level. The minimum cash flow level is required only in the event that sufficient liquidity, measured by amounts available to borrow for the current collateral base less amounts actually borrowed, is not maintained.

Note E—Earnings Per Share Data

Common stock equivalents and their impact on net loss have been excluded from the diluted per share calculation for all periods presented, since the Company incurred net losses and the inclusion of common stock equivalents would have had an anti-dilutive impact. Potentially dilutive securities consist of i) unexercised stock options and warrants to purchase 6,120 and 6,099 shares of the Company’s Common Stock as of December 31, 2004 and 2003, respectively, and ii) 2,193 shares of the Company’s Common Stock issuable upon conversion of convertible debt as of December 31, 2004 and 2003, respectively.

Note F—Restructuring and Impairment Charges

A rollforward of restructuring provisions is as follows:

	Employee Termination and Severance Costs	Future Lease Costs	Total
Reserve balance at March 31, 2003	$342	$537	$879
Fiscal 2004 restructuring charges	1,066	4,608	5,674
Additions to fiscal 2003 restructuring charges	—	1,063	1,063
Cash payments	(1,318)	(2,274)	(3,592)
Foreign currency translation adjustment	53	—	53

Reserve balances at March 31, 2004	143	3,934	4,077
Fiscal 2005 restructuring charges	1,128	2,739	3,867
Cash payments	(506)	(1,462)	(1,968)
Foreign currency translation adjustment	(1)	7	6

Reserve balances at December 31, 2004	$764	$5,218	$5,982

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

During fiscal 2005, the Company recorded charges of $5,167 for restructuring related costs as a result of closure of its Taunton, Mass., and Hortolandia, Brazil facilities as well as a reduction of its Americas workforce by consolidating overhead infrastructure in its Midwest and West Coast operations. The Company is also eliminating surplus space at both is Chaska, Minn., and Rochester, Minn., locations. In total these actions will eliminate approximately 190,000 square feet of manufacturing space, or 20 percent of the company’s Americas capacity. Included in the restructuring costs are asset write-downs of $1,300 for machinery and equipment to the Company’s fair value assessment.

Reserve balances of $879, $722 and $4,039 are included in accrued expenses and other and $0, $3,355 and $1,943 are included in other liabilities and deferred credits at March 31, 2003, March 31, 2004 and December 31, 2004, respectively. The Company does not expect to record any additional expense from these restructuring activities and the impact on future cash flows is expected to be $5,982.

Note G—Commitments and Contingencies

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

Note H—Liquidity

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

The Company has maintained sufficient liquidity such that minimum cash flow levels have not been required. The Company expects to be able to continue to maintain such liquidity. The Company also believes that, if necessary, it would be able to secure additional financing from its lenders or sell additional Company equity securities; however, there can be no assurance that such funding can be obtained or that future credit facility violations will be waived.

During fiscal 2004 and 2005, the Company obtained significant local foreign funding for its foreign operations and has obtained commitments for further increases to suit business requirements. As such, it has become substantially less reliant on domestic lines of credit for needs outside of domestic operations.

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

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Net sales—Net sales for the third quarter of fiscal 2005 decreased 5.8% to $176.4 million from $187.3 million for the comparable three months of the prior fiscal year. These amounts include proceeds from the return of excess inventory to customers under the terms of the sales contracts of $1.7 million and $1.2 million, respectively. Under the terms of the contracts with customers, inventory returns are priced at cost of the materials, which therefore serves to reduce the gross margin apparent from total net sales. Third-quarter sales were lower than fiscal 2004 third-quarter sales due to the phase out of certain communications and computing and data storage customers. In addition, the medical business was lower due to projects moving back to our customers internal operations. These decreases were somewhat offset by strength in our industrial equipment manufacturing business. Net sales for the nine months ended December 31, 2004 increased 11.6% to $539.5 million compared to $483.4 for the same period last year. These totals include proceeds from the returns of excess inventory of $9.1 million and $6.1 million for fiscal 2005 and fiscal 2004, respectively. The fiscal 2005 nine-month sales to industrial customers increased $93.1 million compared to the same period of fiscal 2004. This growth was offset by decreased sales in our computing and data storage, medical and communications business of $17.8, $8.3, and $7.0 million respectively. These decreases were driven by the phase out of certain communications and computing and data storage customers and product transitions in our medical business. The Company’s five largest customers in the third quarter and first nine months of fiscal 2004 accounted for approximately 55.6% and 49.9%, respectively, with IBM comprising 28.9% of net sales in the third quarter of fiscal 2005.

Gross profit—Gross profit decreased $6.4 million in the third quarter of fiscal 2005 to $5.2 million (3.0% of net sales) from $11.6 million (6.2% of net sales) in the same quarter of fiscal 2004. The decline in gross profit was due lower sales and inventory write-offs incurred from the phase out of certain customers and facilities. Gross profit increased $5.1 million during the first nine months of fiscal 2005 to $33.4 million (6.2% of sales) from $28.3 million (5.8% of sales) in the same period of fiscal 2004. The increased gross profit for the nine months ended December 31, 2004 stemmed from the higher mix of industrial sales with increased gross profit of $4.2 million, improved profitability with our computing and data storage and communications business with increased gross profit of $1.1 and $0.2 million respectively. These higher gross profits were offset by the lower medical sales and decreased gross profit of $0.4 million. Included in the company’s nine-month fiscal 2005 gross profit improvement were savings from restructuring actions, partially offset by increased inventory write-offs compared to the nine-months ended December 31, 2003.

Selling, general and administrative expenses—Selling, general and administrative expenses were $14.4 million (8.2% of net sales) in the third quarter of fiscal 2005, an increase of $1.7 million from $12.7 million (6.8% of net sales) for the same quarter of fiscal 2004. Selling, general and administrative expenses were $44.7 million (8.3% of sales) during the first nine months of fiscal 2005, an increase of $7.4 million from $37.3 million (7.7% of sales) for the same period of fiscal 2004. The increase for the nine-month period ended December 31, 2004, resulted from expanded infrastructure expenses in Asia of $2.2 million, accounts receivable write-offs of $1.6 million, additional staffing in the corporate industry organization of $1.5 million, higher accounting and audit fees of $0.9 million, expenses associated with the Austin, Texas operation of $0.9 million and increased information technology depreciation of $0.3 million.

Restructuring costs—Restructuring costs of $4.8 million, consisting of $2.8 million for future lease costs, $1.3 million for asset write-downs, $0.7 million for employee termination and severance costs were recognized in the third quarter of fiscal 2005. This restructuring program will integrate management of its sites in Dunseith, N.D., Chaska, Minn., and Rochester, Minn., into one virtual operational entity, with shared general management and support services. As part of the management integration, PEMSTAR will also eliminate surplus space at both its Chaska and Rochester locations. The company will also close its facilities in Taunton, Mass., and Hortolandia, Brazil and has eliminated corporate staff in this restructuring. This compares to a restructuring benefit of $0.5 million in the third quarter of fiscal 2004 due to a reduction in reserve requirements associated with one of our San Jose, California operations. See Note F for further discussion of prior year charges.

Interest expense—Our interest expense was $1.9 million for the third quarter of fiscal 2005, compared to interest expense of $1.8 million for the third quarter of fiscal 2004. Interest expense increased $0.1 million to $6.0 million for the nine months ended December 31, 2004 from $5.9 million for the same period of fiscal 2004. The increased level of interest expense for the nine-month period was primarily due to higher borrowing levels.

Other expense (income) – Other expense (income) net was $0.3 million expense for the third quarter of fiscal 2005 compared with other income of ($0.2) for the third quarter of fiscal 2004. These changes consist primarily of exchange losses in certain international operations in fiscal 2005. Other expense (income) net was $0.9 million income for the nine months ended December 31, 2003 and 2004. For the nine months ended December 31, 2004 the majority of the other income resulted from the gain on the sale of surplus real estate at the Company’s headquarters facility. The prior year other income was due primarily to exchange gains in certain international operations.

Income tax (benefit) expense—Income tax (benefit) was ($0.3) million benefit for the third quarter of fiscal 2005, compared to income tax expense of $0.0 million for the third quarter of fiscal 2004. For the first nine months of fiscal 2005, the income tax (benefit) was ($0.2) million (1.1% effective tax rate) compared to income tax expense of $0.3 million (1.4% effective tax rate) for the first nine months of fiscal 2004. The effective rates remain very low, consistent with prior year results, given the current operating loss and the carryforward of prior net operating losses, primarily in the United States, and the inability to recognize the benefit of carryforward losses as well as the low or zero incentive income tax rates in most profitable foreign operations.

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

As of December 31, 2004, the Company had cash and cash equivalent balances of $18.4 million and total bank, other interest bearing debt and capital lease obligations totaling $104.2 million. Included therein, we had approximately $36.2 million outstanding under our domestic revolving credit facility, $27.4 million outstanding in short-term facilities for our China operation, $20.1 million outstanding under our Thailand credit facility and $2.1 million outstanding under our Singapore credit facility. Each credit facility bears interest on outstanding borrowings at variable interest rates, which as of December 31, 2004 were 5.0% for the domestic revolving credit facility, 4.5% - 5.2% for the China facilities, 3.0% – 3.9% for the Thailand facility and 4.2% for the Singapore facility. At December 31, 2004, the Company had available borrowing capacity of $23.5 million in excess of outstanding borrowings under the domestic facility. These credit facilities are secured by substantially all of our assets.

Net cash provided by (used in) operating activities for the first nine months of fiscal 2005 was $2.3 million compared to net cash used of ($11.5) million for the comparable period of the prior fiscal year. Increased net cash from operating activities in fiscal 2005 was attributable primarily to decreased balances in accounts receivable, inventories and prepaid expenses and other current assets and reduced net losses, partially offset by increased accounts payable.

Net cash (used in) investing activities for the nine months ended December 31, 2004 was ($7.3) million compared to net cash used of ($14.7) million for the comparable period of the prior fiscal year. This decrease in cash used from investing activities resulted primarily from decreased capital expenditures in our China operation, proceeds from the sale of surplus real estate at our corporate headquarters and no business acquisitions as compared to the prior year nine-month period.

Net cash provided by financing activities for the nine months ended December 31, 2004 was $13.7 million compared to net cash provided of $11.8 million for the comparable period of the prior fiscal year. Our cash provided from financing activities resulted from higher borrowings under our Asian debt facilities offset by slightly lower borrowings under our domestic credit facility.

Our ability to maintain sufficient liquidity depends, in part, on our achieving anticipated revenue targets and intended expense reductions from our restructuring activities. We believe that as a result of: i) the restructuring actions taken in fiscal 2004 and further actions completed in fiscal 2005 to reduce cash expenditures, ii) the efforts we continue to make to increase revenues from continuing customers, and iii) our revolving credit facilities, which provide additional borrowing capacity, we have sufficient cash flow to meet our needs for the next twelve months. We may not achieve these targets or realize the intended expense reductions. If our operating goals are not met, we may be required to secure additional waivers of any resulting violations under existing lending facilities, secure additional financing from lenders or sell additional securities.

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

Accounting for Inventory Costs

In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS 151, Inventory Costs— an amendment of ARB No. 43, Chapter 4. This Statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that “. . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. . . .”

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

Item 3—Quantitative and Qualitative Disclosure about Market Risk

The Company realized unrecognized gains of $2,504 and $1,906 for the three months and nine months ended December 31, 2004, respectively, resulting in a net accumulated unrecognized other comprehensive gain of $4,987 as of December 31, 2004. These gains resulted primarily from changes in the exchange rate of the Thai Baht and the Euro in relationship to the United States dollar applied to our net invested asset currency exposure in Thailand and the Netherlands ($5,752 and $18,148, respectively, at December 31, 2004). Additional credit facilities denominated in local currencies of foreign locations are designed to limit these risks.

Item 4—Controls and Procedures

Disclosure Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and its Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended). Based upon that evaluation, the Company’s Chief Executive Officer along with the Company’s Executive Vice President and Chief Financial Officer concluded that, except for the disclosure controls and procedures with respect to its Guadalajara, Mexico operation which are discussed below, the Company’s disclosure controls and procedures were effective as of December 31, 2004 in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.

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

Prior to the filing of this report, the Company, under the direction of its Chief Executive Officer and Executive Vice President and Chief Financial Officer, implemented revised disclosure controls and procedures as part of its remediation efforts after the Pemstar Mexico investigation and restatement of financial statements. The revised controls and procedures include expanded supervisory activities and monitoring procedures with respect to Pemstar Mexico. Based on these changes and improvements, management believes that, as of the date of filing of this Form 10-Q for the fiscal quarter ended December 31, 2004, the Company’s disclosure controls and procedures are effective to ensure that material information relating to the Company is recorded, processed, summarized and reported to our Chief Executive Officer and Executive Vice President and Chief Financial Officer within the time periods specified in the SEC’s rules and forms.

Internal Control Over Financial Reporting

In the light of restatement of the Company’s previously issued financial statements for the fiscal year ended March 31, 2004 and fiscal quarter ended June 30, 2004, the Company’s management has concluded that there were significant deficiencies in the design or operation of its internal control over financial reporting (as defined in Rule 13a – 15(f) under the Securities and Exchange Act of 1934, as amended) in its Guadalajara, Mexico operation which did adversely affect the Company’s ability to record, process, summarize and report financial data. Management believes that such deficiencies represented material weaknesses in its internal control over financial reporting that resulted in misstatements in its financial statements for fiscal year ended March 31, 2004 and quarter ended June 30, 2004.

In response to these findings, the Company commenced implementation of changes in its internal control over financial reporting during the fiscal quarter ended December 31, 2004. These corrective actions were designed to address these internal control weaknesses and included improved supervision and approval of journal entries, timely account reconciliation and review, redefined separation of duties, relocation of certain accounting activities to its Corporate Headquarters, and replacement of key management personnel in its Mexico operation.

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

Part II. Other Information

Item 1—Legal Proceedings

Not applicable.

Item 2—Unregistered Sales of Equity Securities and Use of Proceeds

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
Gregory S. Lea
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.
3.1	Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-3 (File No. 333-75284).

3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (File No. 333-37162).

4.1	Form of Promissory Note (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (File No. 333-37162).

4.2	Form of Certificate of Common Stock of the Company (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 333-37162).

4.3	Rights Agreement, dated as of August 11, 2000, between the Company and Wells Fargo Bank, N.A., as Rights Agent (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-3 (File No. 333- 75284).

4.4	Amended and Restated Rights Agreement Amendment by and between the Company and Wells Fargo Bank Minnesota, N.A. dated May 8, 2002 (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form 8-A/A filed on July 29, 2002).

4.5	Form of Indenture relating to Senior Debt Securities (incorporated by reference to Exhibit 4.7 to the Company’s Registration Statement on Form S-3 (File No. 333-75284).

4.6	Form of Indenture relating to Subordinated Debt Securities (incorporated by reference to Exhibit 4.8 to the Company’s Registration Statement on Form S-3 (File No. 333-75284).

4.7	Form of Initial Notes (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on May 6, 2002).

4.8	Form of Warrants (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on May 6, 2002).

4.9	Warrant dated May 10, 2002 to Smithfield Fiduciary LLC (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on May 13, 2002).

10.1	Amendment No. 6 dated as of January 6, 2004 to Loan and Security Agreement dated April 25, 2003, by and among the Company, Turtle Mountain Corporation, Pemstar Pacific Consultants Inc., Gentlelife, Inc., Congress Financial Corporation and Fleet Capital Corporation.

12.1	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a)/15d-14(a) (Section 302 Certification).

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a)/15d-14(a) (Section 302 Certification).

32.1	Certification pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.