Form 10-K
period 2005-03-31
PEMSTAR INC
filed 2005-06-14
CIK 924829

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended March 31, 2005

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File No. 000-31223

Pemstar Inc.

(Exact name of registrant as specified in its charter)

Minnesota	41-1771227
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3535 Technology Drive N.W. Rochester, Minnesota	55901
(Address of principal executive offices)	(Zip Code)

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

The aggregate market value of voting stock held by non-affiliates of the registrant, as of September 30, 2004, was approximately $84,886,862 (based on the last sale price of such stock as reported by the Nasdaq Stock Market National Market).

The number of shares outstanding of the registrant’s common stock, $.01 par value, as of May 31, 2005, was 45,194,881.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2005 Annual Meeting of Shareholders to be held on August 4, 2005 are incorporated by reference into Part III.

PART I.

Forward Looking Statements

This Annual Report on Form 10-K (the “Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All forward-looking statements are inherently uncertain as they are based on current expectations and assumptions concerning future events or Pemstar’s future performance. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. Forward-looking statements are not descriptions of historical facts. The words or phrases “will likely result,” “look for,” “may result,” “will continue,” “is anticipated,” “expect,” “project” or similar expressions are intended to identify forward-looking statements, and are subject to numerous known and unknown risks and uncertainties. Actual results could differ materially from those currently anticipated due to a number of factors, including those identified under the caption “Cautionary Statements” in Part I, Item 7 of this Form 10-K. Pemstar undertakes no obligation to update or publicly announce revisions to any forward-looking statements to reflect future events or developments.

PEMSTAR® is a registered trademark of Pemstar Inc. Other trademarks and trade names appearing in this Annual Report on Form 10-K are the property of their respective holders.

ITEM 1. BUSINESS

Overview

Pemstar Inc., incorporated in Minnesota in 1994, provides a comprehensive range of global engineering, product design, automation and test, manufacturing and fulfillment services and solutions to our customers in the industrial equipment, medical, computing and data storage, and communications industries. We provide these services and solutions on a global basis through fourteen strategic locations in the Americas, Asia, and Europe. These integrated solutions offerings support our customers’ needs from initial product development and design through manufacturing to worldwide distribution and aftermarket support.

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

Engineering Solutions

New Product Design, Engineering, Prototype & Test. We offer a full spectrum of new product design, prototype, test and related engineering solutions. Our concurrent engineering, one-stop-shop approach shortens product development cycles and gives our customers a competitive advantage in time-to-market and time-to profit. Our multi-disciplined engineering teams provide expertise in a number of core competencies critical to serving original equipment manufacturers in our target markets, including award-winning industrial design, mechanical and electrical hardware, firmware, software and systems integration and support. We create specifications, designs, quick-turn prototypes, and validate and ramp our customers’ products into high volume manufacturing. Our technical expertise includes electronic circuit design for analog, digital, radio frequency, microwave and mixed signal technology, Microsoft and Intel design capabilities. We have global engineering facilities in Almelo, the Netherlands; San Jose, California; Rochester, Minnesota; and Singapore.

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

Revenues from our engineering services, including process test and automation equipment and prototype development, were 12.7%, 11.8% and 12.0% of our total net sales in fiscal 2005, 2004 and 2003, respectively.

Manufacturing and Fullfillment Solutions

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

Revenues from manufacturing services, including process test and automation equipment and prototype production, were 87.3%, 88.2% and 88.0% of our total net sales in fiscal 2005, 2004 and 2003, respectively.

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

We utilize a full complement of electronic data interchange transactions, or EDI, with our suppliers to coordinate forecasts, orders, reschedules, inventory and component lead times. Our enterprise resource planning systems, or ERP systems, provide product and production information to our supply chain management, engineering change management and floor control systems. These ERP systems also provide us with real-time financial and materials management data. Our information systems also control serialization, production and quality data for all of our facilities around the world utilizing state-of-the-art statistical process control techniques for continuous process improvements. We also have developed a Web-based collaboration interface that utilizes products from AGILE Software Corporation and i2 Technologies to collaborate with our supply chain partners in real-time on product content and engineering change management. We utilize Web-based interfaces and real-time supply chain management software products across all of our facilities to enhance our ability to rapidly scale operations to meet customer needs, shift capacity in response to product demand fluctuations, reduce materials costs and effectively distribute products to our customers or their end-customers.

Quality Management

We believe that the application of quality management and continuous quality improvement activities are key success factors to providing high quality products and services to our customers. Our base quality system is ISO 9001:2000, and we comply with 21 CFR Part 820/ISO 13485 in our medical device manufacturing locations as well. In facilities where applicable, we have also installed quality management systems supporting QS 9000, AS9100, and TL9000 for those customers who require such. All our factories have on-line, Web-enabled process control manufacturing execution systems utilizing DATASWEEP software for work in progress and production line quality control. At pre-determined points of time, currently on an hourly basis, production line performance can be monitored from any site in the world, to headquarters. We also provide a service that allows customers to view their own product performance as it is manufactured.

Manufacturing Technologies

We offer original equipment manufacturers expertise in a wide variety of traditional and advanced manufacturing technologies. Our technical expertise supports standard printed circuit board assembly as well as increasingly complex products that require advanced engineering skills and equipment. PEMSTAR helps its customers deal with Reduction of Hazardous Substances (RoHS) requirements around the world. Manufacturing sites in the Americas, Asia and European regions are certified in both water soluble and no-clean processes and are currently producing products that are RoHS compliant. We intend to continue to maintain our technical expertise in traditional methods and processes and to continue developing and maintaining our expertise in advanced and emerging technologies and processes.

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

Customers

Our customers include industry leading original equipment manufacturers such as Fluke Corporation, Honeywell, IBM, Medtronic, Hitachi Global Storage, Motorola and Seagate. We also have many relationships with new and existing customers across the four key industries we serve including Ciena, Given Imaging, MTS Systems, QLogic, and

U.S. Army/General Dynamics. The following table shows the percentage of our net sales in each of the markets we serve for the fiscal years ended March 31, 2005, 2004 and 2003.

	Fiscal Year Ended March 31,
Markets	2005	2004	2003
Communications	24%	27%	37%
Computing and Data Storage	31	36	34
Industrial Equipment	42	32	23
Medical	3	5	6

Total	100%	100%	100%

The following table indicates, for fiscal 2005, certain large customers in terms of net sales, in alphabetical order, and the primary products for which we provided our services.

Customers	End Products
Applied Materials	Industrial semi-conductor capital equipment
Ciena	Communications equipment
Fluke Corporation	Industrial instrumentation
Hitachi Global Storage	Industrial and storage electronics
Honeywell	Industrial electronics
IBM	Computing, network and storage equipment
Motorola	Wireless communications devices
QLogic	Communications and switching equipment
Seagate	Storage equipment

IBM and Applied Materials represent the Company’s only customers whose sales each exceeded 10% of consolidated net sales in fiscal 2005.

Sales and Marketing

We market our engineering, product development, automation and test, manufacturing and fulfillment services solutions through a sales force of thirteen full-time senior sales professionals located in the Americas, Europe and Asia. Our North American sales force is assisted by a network of manufacturers’ representatives. Sales in each world-wide region are managed by an experienced sales team with the assistance of technical support members who assist in coordinating the engineering interface across the regions. Our direct sales personnel have knowledge of local and international markets, which we believe is critical to identifying new customers and developing new business opportunities. Our executive operations team is integral to our sales efforts, with each member being assigned to an Americas, European or Asian region in which the executive interfaces with customers to ensure customer satisfaction and generate additional business opportunities.

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

Intellectual Property

We have proprietary processes and program management methodologies that enable us to shorten time to market and to deliver high quality products in a cost-effective manner. Our intellectual property portfolio of patents, patent applications, trade secrets, know-how, and other proprietary information, enables us to develop products and manufacture custom automation and test equipment solutions for our customers. In the U.S. and Singapore, we currently have patents and patents pending for technology and methodologies relating to product development, process automation, product quality and reliability, manufacturing processes, failure analysis, process control techniques and test equipment. These inventions are used as building blocks that can be applied in a variety of applications.

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

Research and Development

The market for our services is characterized by rapidly changing technology and continuing process development. Original equipment manufacturers are demanding smaller, faster and higher performance products. These demands require increasingly complex engineering and manufacturing capabilities. We are committed to developing new design and manufacturing technologies and enhancing our existing technologies. Since our formation in 1994, we have made investments in technology and equipment to meet our customers’ needs and maintain our competitive advantage. Our expenditures for research and development in fiscal 2005, 2004 and 2003 were $0.6 million, $0.5 million, and $1.0 million, respectively.

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

Employees

As of March 31, 2005, we had 3,346 full-time employees. In addition to our full-time employees, we regularly hire part-time and temporary (contract) employees. Given the variable nature of our project flow and the quick response time required by our customers, it is critical that we be able to quickly adjust our production capacities to maximize efficiency and manage costs. To achieve this, our strategy has been to employ a skilled temporary labor force, as required. Except for our 220 employees located in Almelo, the Netherlands, none of our employees are unionized. We believe our employee relations are good, and we have not experienced any work stoppages at any of our facilities.

Worldwide Operations

A key element in our business strategy is to leverage our balanced global presence to provide engineering, manufacturing and fulfillment services and solutions in locations that meet our customers’ regional requirements. Consistent with this strategy, we have established three geographical operation regions: the Americas, Europe and Asia. Each region has design and manufacturing facilities. Our facilities offer a full range of services, where suitable to the regional market, or a more limited range, when that is appropriate. Facilities’ service offerings can be scaled up or down as customers’ needs change. We will continue to explore strategic opportunities throughout the world, especially in low-cost regions, that strengthen our competitive position and enhance shareholder value.

In the Americas region, our Midwest hub facilities in Rochester and Chaska, Minnesota and Dunseith, North Dakota provide a full range of services and solutions, including engineering design capabilities, a new product introduction specialty center, volume production capacity and fulfillment and aftermarket services. The hub is run as one virtual organization that optimizes support cost and lowers overall cost to our customers. In addition our volume production capacity is often delivered through our strategic relationships with Native American owned distribution businesses. Our Pemstar Pacific Consultants’ Division continues to add significantly to our engineering and design capabilities in our San

Jose location and represent a strong presence for us in the governmental market. This complements the communications and optical solutions we provide in the same location. Our Austin, Texas expansion in fiscal 2004 greatly enhanced our capabilities in capital equipment manufacturing and expanded our presence in the industrial segment. Our Mexico facility, located in Guadalajara, enables us to provide low-cost manufacturing and order fulfillment services for our customers on a global basis. Planned reductions for fiscal 2006 include closure of the Chaska facility and significant downsizing and changing the mission of our San Jose manufacturing operations to become a center for new customer product introductions and prototype builds. We are reviewing options for our Mexico operation, which will likely include a sale or downsizing to increase capacity utilization.

In the Europe region, our Almelo, the Netherlands, facility serves as a full range capability site and additionally provides the capability to rapidly distribute products for our European and North American customers. Our facility in Ireland also supports European customers with an additional emphasis on medical device manufacturing. We also support medical device manufacturing in our operation located at Yoqneam, Israel. During fiscal 2005, the Company has started an expansion joint venture in Brasov, Romania that offers customers a low cost production solution.

In the Asia region, our facility in China is the largest Pemstar site. The China operation enables us to reduce our customers’ manufacturing costs while giving us access to new customers in the communications, computing and data storage industries. Our Bangkok, Thailand operation is located outside of Bangkok in a tax-free industrial zone to expand our manufacturing capabilities and provide cost effective solutions for our customers. Our Thailand operations are strategically situated in the rapidly expanding Asian communications, computing and data storage markets, giving us access to new customers in those industries. Our facility in Singapore has enhanced our service capabilities in the data storage industry by adding specialized disk drive design and industrial equipment assembly capabilities. This facility also provides critical sales support for customers in the United States, Southeast Asia, the Philippines, Japan and Korea. Our Yokohama, Japan, facility supports the needs of our customers in our Asian production and engineering facilities.

For disclosures regarding the financial information about various geographies, see Note 12 to the consolidated financial statements included herewith.

For a description of risks related to our foreign operations, see “Cautionary Statements—Operating in foreign countries exposes us to increased risks, which could adversely affect our results of operations.”

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

ITEM 2. PROPERTIES

Our executive offices are located in Rochester, Minnesota, where we also have engineering and manufacturing facilities. Information about all of our facilities is set forth below:

Location	Approximate Square Feet	Owned/Leased	Principal Services
Rochester, Minnesota	257,000	Leased	Headquarters, engineering and manufacturing
San Jose, California	141,000	Leased	Engineering and Manufacturing
Dunseith, North Dakota	47,000 53,000	Owned(1) Leased	Manufacturing
Austin, Texas	94,000	Leased	Manufacturing
Chaska, Minnesota	58,000	Leased	Manufacturing
Guadalajara, Mexico	119,000	Leased	Manufacturing
Tianjin, China	250,000	Owned	Manufacturing
Bangkok, Thailand	180,000	Owned(1)	Manufacturing
Singapore	60,000	Leased	Engineering and manufacturing
Yokahama, Japan	1,000	Leased	Sales and technical support
Almelo, the Netherlands	130,000	Leased	Engineering and manufacturing
Navan, Ireland	26,000	Leased	Manufacturing
Yoqneam, Israel	5,000	Leased	Manufacturing and technical support
Brasov, Romania	30,000	Leased	Manufacturing

Inactive
Mountain View, California (2 facilities)	38,000 7,000	Leased Leased	Vacated in fiscal 2004
Rochester, Minnesota (2 facilities)	60,000	Leased	Vacated in fiscal 2005
	9,000	Leased
Taunton, Massachusetts	85,000	Leased	Vacated in fiscal 2005
Hortolandia, Brazil	30,000	Leased	Vacated in fiscal 2005

(1)	Property is pledged under a mortgage to a bank lender.

We believe our facilities are well maintained and suitable for their respective operations. We anticipate that as our business grows, we will need to acquire, lease or build additional facilities. We may encounter unforeseen difficulties, costs or delays in expanding our facilities.

ITEM 3. LEGAL PROCEEDINGS

We were a defendant, along with several current and former officers and directors, in a consolidated putative class action captioned in re PEMSTAR Securities Litigation, alleging violations of Section 10(b) and Section 20(a) of the Securities Exchange Act of 1934 and Sections 11 and 12 of the Securities Act of 1933. The lawsuit was a consolidation of several lawsuits, the first of which was commenced in United States District Court for the District of Minnesota on July 24, 2002. The plaintiffs, several individual shareholders, alleged, in essence, that the defendants defrauded our shareholders by making optimistic statements during a time when they should have known that business prospects were less promising and alleged that the registration statement filed by us in connection with a secondary offering contained false, material misrepresentations. An Amended Consolidated Complaint was filed January 9, 2003.

On August 23, 2002 and October 2, 2002 two different individual shareholders also commenced virtually identical shareholder derivative actions against us as nominal defendant and our Board. Those actions had been consolidated and were pending in United States District Court for the District of Minnesota, Third Judicial District, County of Olmsted. The allegations in the consolidated derivative actions were based on many of the same facts that gave rise to the securities action. The derivative action alleged that our Board breached its fiduciary duties by allegedly allowing violations of the securities laws to occur.

In March, 2005, we entered into a settlement agreement with the plaintiffs of the In re PEMSTAR Securities Litigation. On May 27, 2005, we received final approval of the settlement by the United States District Court for the District of Minnesota. Under the terms of the $12 million settlement, we will pay $250,000 and our insurers will pay the remaining $11,750,000. This settlement fully resolves these claims against us and several of our current and former officers and directors. The consolidated derivative lawsuits pending in Olmsted County have also been settled. The settlement is subject to final approval by the Olmsted County Court. This settlement requires us to enhance certain corporate governance policies and provides for payment of plaintiff’s attorney fees ordered by the Olmsted County District Court. Those fees will also be paid by our insurers.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

EXECUTIVE OFFICERS OF THE REGISTRANT

Robert D. Ahmann, 49, is Executive Vice President, Business Development and has served in that capacity since January 2005. Prior to that Mr. Ahmann was Executive Vice President Industrial Engineering since May 1999 and worked for Pemstar in various capacities since 1994. From 1977 to 1994, Mr. Ahmann was employed by IBM, where he held several engineering and management positions, including most recently as manager of test and process engineering for storage products. Mr. Ahmann holds a B.S.E.E. from North Dakota State University and a M.S.E.E. from the University of Minnesota.

Roy A. Bauer, 59, is President, and has served in that capacity since December 2004 and Chief Operating Officer and has served in that capacity since July 2002 and has worked for Pemstar in various capacities since 2001. He has served on the Board of Directors since 2004. Prior to joining Pemstar, Mr. Bauer was employed by IBM for twenty-four years in various positions in manufacturing, product development, and quality management. As Director of WW AS/400 System Quality and Customer Satisfaction, he led the IBM Rochester site in winning the Malcolm Baldrige National Quality Award in 1990. After leaving IBM in 1992, Mr. Bauer authored several books on quality, strategy, managing organizational change, and product development, and consulted with a number of Fortune 100 companies on these topics. He also consulted on information technology operations for the Nagano and Sydney Olympic Games. Mr. Bauer is currently serving on the Board of Directors of the University of Wisconsin Stout Foundation and in May of 2003 was named to the Panel of Judges of the Malcolm Baldrige National Quality Award Program. Mr. Bauer holds a B.S. in Industrial Technology and a Doctorate of Science from the University of Wisconsin-Stout.

Allen J. Berning, 50, has served as our Chief Executive Officer, director and Chairman of our Board since the founding of Pemstar in 1994. Prior to founding Pemstar, Mr. Berning was employed by IBM for fifteen years, where he held several engineering and management positions in process engineering, manufacturing, cost engineering and resource planning, including most recently as Operations Manager for IBM’s Rochester Storage Systems facility. Mr. Berning received a B.S.I.E. and an M.B.A. from St. Cloud State University. He served as board member and past chair of the Greater Rochester Area University Center. He is currently serving on the 2005 Olmsted County United Way Campaign Cabinet. In 1999, Mr. Berning received the national Ernst & Young Entrepreneur of the Year Award.

Bruce Borgerding, 54, is Vice President, General Counsel of Pemstar and has served in that capacity since February 2005. Prior to joining Pemstar Mr. Borgerding completed a one year consultant project with Zimmer Spine as its principal in-house attorney. Prior to that Bruce worked at Medtronic doing large business development, M&A work and large commercial contracting work from 2001 to 2003 and worked as legal counsel at H.B. Fuller Company and Tennant Company from 1998 to 2001. Mr. Borgerding has over 20 years of experience with emphasis in business development, product distribution, intellectual property management, strategic planning, mergers and acquisitions, employment matters and corporate secretarial duties. Mr. Borgerding holds a B.A. in physics/chemistry from Florida Atlantic University, a J.D. from William Mitchell College of Law, and an M.B.A. from the University of St. Thomas.

John C. Boutsikaris, 57, is Executive Vice President, Sales and Marketing and has served in that capacity since July of 2004. Prior to joining Pemstar, Mr. Boutsikaris was Vice President for Worldwide Channel Partner Unit from 2001 to 2003. Prior to that, Mr. Boutsikaris held several executive and senior level management positions at Agilent Technologies and Hewlett Packard Co. from 1973 to 1990 and from 1993 to 2003. Mr. Boutsikaris holds a B.A. in Finance and Marketing from the University of California, and advanced study in Aerospace Engineering from the University of Arizona.

Larry R. Degen, 50, is a Vice President and has served as our Principal Accounting Officer since 2002. Prior to that, he served Pemstar as Corporate Controller since 1999. Mr. Degen was employed as Finance Director, North America by Capital Safety Company Ltd (formerly a division of BTP plc), a safety products manufacturer, from 1994 to 1999. Previously, he held various auditing services positions over 15 years with Ernst & Young. He holds a B.A. in Accounting and Business Administration/Economics from St. John’s University.

Gregory S. Lea, 52, is an Executive Vice President and our Chief Financial Officer and has been a director of Pemstar since April 2001. From 1993 to April 2002, Mr. Lea served as a corporate Vice President for Jostens Corporation, a commemorative and affiliation products manufacturer, serving most recently as corporate Vice President—Business Ventures. From 1993 to 1999, Mr. Lea held two other corporate vice presidency positions at Jostens Corporation. From 1974 to 1993, Mr. Lea was employed by IBM Corporation, where he held several financial management and administrative positions. From 1981 to 1993, Mr. Lea was President and a member of the Board of Directors of the Ability Building Center, Inc. Mr. Lea holds a B.S. in Accounting/Business Management from Minnesota State University, Mankato.

NON-OFFICER DIRECTORS OF THE REGISTRANT

Tom Burton has been an independent consultant since 1995. From 1960 to 1990, he was president and CEO of Waters Instruments, Inc. He served on the Minnesota Public Utilities Commission from 1992 to 1997

Kenneth Hendrickson has served as a director of Pemstar since June 2002. Currently, Mr. Hendrickson is the Chairman of the Board for XIOtech Corporation, which designs, manufactures and markets comprehensive networked storage solutions. From March 2003 to December 2003, Mr. Hendrickson served as acting Chief Executive Officer at XIOtech Corporation. Mr. Hendrickson was the Chairman and Chief Executive Officer of Ancor Communications from August 1997 until Ancor was acquired by QLogic Corporation on August 1, 2000. He served QLogic as a consultant from August 1, 2000 until August 1, 2001. Ancor and QLogic design and produce products for storage area networks. Mr. Hendrickson has served in executive positions for Western Digital Corporation, Archive Corporation, Control Data Corporation, and IBM Corporation where he served more than 18 years in a variety of general management, development and manufacturing positions.

Bruce M. Jaffe has served as a director of Pemstar since 2000. Mr. Jaffe is currently Vice President and Chief Financial Officer of LogicVision, Inc., a provider of proprietary technologies for embedded test. Mr. Jaffe was Senior Vice President and Chief Financial Officer of Bell Microproducts Inc., a distributor of storage and computer products from 1997 to 1999. From 1967 to 1996, he was employed by Bell Industries Inc., a distributor of electronic components, where he held several management positions, most recently as president, chief operating officer and a member of the board of directors. From 1965 to 1967, Mr. Jaffe was employed as an accountant by Price Waterhouse. Mr. Jaffe holds a B.S. in Business from the University of Southern California and is a certified public accountant. Mr. Jaffe currently serves on the board of directors of Metron Technology, a supplier of equipment, materials and outsourcing services to the semi-conductor industry; and the Board of Advisors for the University of Southern California School of Business.

Wolf Michel has served as a director of Pemstar since being appointed by the Pemstar board of directors in May 2003. Mr. Michel has been an independent consultant since 2001. From 1996 to 2001, Mr. Michel held various executive positions with Solectron in Europe. Prior to that, he was with Hewlett Packard for 31 years in a variety of general management, engineering and manufacturing positions in Europe and the United States.

Michael Odrich has served as a director of Pemstar since June 2002 and previously, from 1998 until January 2001. Mr. Odrich is a Managing Director and Head of Lehman Brothers’ Private Equity Division, which encompasses the

Firm’s Merchant Banking, Venture Capital, Real Estate, Fixed Income-Related and Private Funds Investments activities. He is a member of the Firm’s Investment Committee, Valuation Committee and the Screening Committees of the five asset classes that comprise Lehman Brothers Private Equity. Mr. Odrich joined the Private Equity Division in 1995, with responsibilities including the identification, structuring and execution of merchant banking investments. Also in 1995, he conceived and instituted the Firm’s venture investment program and has led that program since its inception. Prior to joining Private Equity, Mr. Odrich served for three years as assistant to Lehman Brothers’ Chairman and Chief Executive Officer, where he was involved in strategic and financial planning, board of directors matters and merchant banking and investment banking transactions. He joined the Investment Banking Division of Lehman Brothers in 1986, where he spent the majority of his time in the M&A Department. He currently is a director of Regeneration Technologies, Inc. (Nasdaq: RTIX), and a former director of Active Software, Inc. (Nasdaq: WEBM). Mr. Odrich holds an M.B.A. from Columbia University and a B.A. from Stanford University.

Steven Snyder has served as a director of Pemstar since May 2004. Mr. Snyder is currently Executive Vice President and Chief Financial Officer of Xiotech Corporation. Mr. Snyder has held this position since February 2003 and served as a consultant to information technology and medical device companies from January 2001 to February 2003. Beginning in October 1997, Mr. Snyder was Chief Financial Officer for Ancor Communications, a position he held until December 2000. Ancor Communications was acquired by QLogic Corporation in August 2000. Ancor and QLogic design and produce products for storage area networks. Prior to joining Ancor, Mr. Snyder worked with Cray Research, a developer and manufacturer of supercomputers, where he served as corporate controller at the time of Cray’s acquisition by SGI Corporation and prior to that he held various financial management positions at Control Data Corporation. He began his career with KPMG LLP. Mr. Snyder is a Certified Public Accountant and holds an MBA degree from the University of Minnesota.

PART II.

ITEM 5. MARKET FOR PEMSTAR’S COMMON STOCK AND RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted on the NASDAQ national market under the symbol “PMTR”. The following table sets forth, for the periods indicated, the high and low sales prices per share of our common stock, as reported on the NASDAQ national market.

	High	Low
Fiscal 2004:
First Quarter	$4.50	$2.06
Second Quarter	$4.34	$2.40
Third Quarter	$4.21	$3.00
Fourth Quarter	$5.37	$3.25

Fiscal 2005:
First Quarter	$4.00	$1.93
Second Quarter	$2.40	$1.61
Third Quarter	$2.09	$1.15
Fourth Quarter	$2.06	$1.04

Fiscal 2006:
First Quarter (through May 13, 2005)	$1.30	$1.08

Holders

As of May 13, 2005, our common stock was held by approximately 1,354 shareholders of record and was quoted at $1.22 per share.

Dividends

We have never declared or paid any dividends on our capital stock and do not anticipate paying any cash dividends in the foreseeable future. We currently intend to retain future earnings to fund the development and growth of our business. Our credit facility contains certain covenants, which prohibit us from paying any cash dividends without prior consent of the lenders.

ITEM 6. SELECTED FINANCIAL DATA

The following table summarizes financial data regarding our business and should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” our consolidated financial statements and the related notes included in this report.

(In thousands, except per share data)	Year Ended March 31,
	2005	2004	2003	2002	2001
Consolidated Statements of Operations Data:
Net sales	$689,916	$669,446	$668,175	$657,493	$635,307
Cost of goods sold	652,018	626,832	637,074	627,457	581,278

Gross profit	37,898	42,614	31,101	30,036	54,029

Selling, general and administrative expenses	60,374	52,306	51,076	53,351	37,366
Restructuring costs	5,205	7,961	4,249	—	—
Amortization	219	107	129	2,152	1,961
Goodwill impairment charges	—	—	—	24,228	—

Operating (loss) income	(27,900)	(17,760)	(24,353)	(49,695)	14,702

Other (income) expense – net	(928)	(794)	(558)	(829)	(967)
Interest expense	8,162	7,815	8,870	7,077	7,550

(Loss) income before income taxes and cumulative effect of accounting change	(35,134)	(24,781)	(32,665)	(55,943)	8,119

Income tax (benefit) expense	(1,397)	503	753	(1,926)	1,436

(Loss) income before cumulative effect of accounting change	(33,737)	(25,284)	(33,418)	(54,017)	6,683

Cumulative effect of accounting change (1)	—	—	(5,346)	—	—

Net (loss) income	$(33,737)	$(25,284)	$(38,764)	$(54,017)	$6,683

(Loss) income before cumulative effect of accounting change per common share:
Basic	$(.75)	$(.60)	$(.90)	$(1.56)	$.29
Diluted	(.75)	(.60)	(.90)	(1.56)	.25
Net (loss) income per common share:
Basic	(.75)	$(.60)	$(1.04)	$(1.56)	$.29
Diluted	(.75)	(.60)	(1.04)	(1.56)	.25
Weighted average number of common shares outstanding (2):
Basic	45,154	42,002	37,133	34,717	23,013
Diluted	45,154	42,002	37,133	34,717	26,943

Other Financial Data:
Depreciation	$22,023	$22,082	$20,021	$18,299	$12,097
Capital expenditures	10,909	21,745	12,555	37,930	42,542

Supplemental Data:
Net cash provided by (used in) operating activities	$25,312	$(20,534)	$47,311	$(307)	$(54,219)
Net cash used in investing activities	(8,288)	(21,500)	(15,593)	(61,203)	(62,684)
Net cash (used in) provided by financing activities	(579)	18,718	(9,946)	67,164	119,512
EBITDA (3)	(4,730)	5,223	(3,645)	(4,187)	29,727

	As of March 31,
	2005	2004	2003	2002	2001
Consolidated Balance Sheet Data:
Cash and cash equivalents	$26,038	$9,832	$32,762	$11,483	$5,882
Working capital	25,497	50,889	52,723	75,388	70,651
Total assets	343,994	394,133	372,062	395,724	349,077
Long-term debt and capital lease obligations less current maturities	18,533	20,723	23,119	12,515	23,673
Total shareholders’ equity	125,171	158,309	159,867	193,397	150,712
Book value per common share (4)	$2.77	$3.51	$4.26	$5.27	$5.33
Tangible book value per common share (4)	$2.02	$2.75	$3.35	$4.32	$4.30

(1)	See Note 1 to the consolidated financial statements under the caption “Goodwill”, included herein.
(2)	For an explanation of the determination of the weighted average number of common shares outstanding used in computing net (loss) income per common share, see Note 1 to the consolidated financial statements.
(3)	EBITDA means net (loss) income before interest expense, income taxes, depreciation and amortization (including any goodwill impairment). EBITDA is presented because we believe it is an indicator of our ability to incur and service debt. A similar formula is used by our lenders for determining compliance with our financial covenants. However, EBITDA should not be considered as an alternative to cash flow from operating activities, as a measure of liquidity or as an alternative to net income as a measure of operating results in accordance with generally accepted accounting principles. Goodwill impairment is included in the calculation of EBITDA because we believe it represents a non-cash charge similar to amortization and enhances the usefulness of this measure for the purposes stated above. Other companies may compute EBITDA in a different manner.
(4)	Tangible book value is total shareholders’ equity less goodwill and other intangible assets. Per common share amounts for book value and tangible book value are based on common shares outstanding at March 31 for the respective years.

SELECTED FINANCIAL DATA (Continued)

The following table reconciles net (loss) income to EBITDA and should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” our consolidated financial statements and the related notes included in this report.

(In thousands)	Year Ended March 31,
	2005	2004	2003	2002	2001
EBITDA:
Net (loss) income	$(33,737)	$(25,284)	$(38,764)	$(54,017)	$6,683
Interest expense	8,162	7,815	8,870	7,077	7,550
Income tax (benefit) expense	(1,397)	503	753	(1,926)	1,436
Depreciation	22,023	22,082	20,021	18,299	12,097
Amortization	219	107	129	2,152	1,961
Goodwill impairment charge	—	—	—	24,228	—
Cumulative effect of accounting change	—	—	5,346	—	—

Net (loss) income before interest expense, income taxes, depreciation and amortization (EBITDA)	$(4,730)	$5,223	$(3,645)	$(4,187)	$29,727

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion in conjunction with the “Selected Financial Data” section of this report and our consolidated financial statements and notes to those statements included elsewhere in this report. The forward-looking statements in this discussion regarding the electronics manufacturing services industry, our expectations regarding our future performance, liquidity and capital resources and other non-historical statements in this discussion include numerous risks and uncertainties. Our actual results may differ materially from those contained in any forward-looking statement. See “Cautionary Statements” below.

OVERVIEW

We provide a comprehensive range of global engineering, product design, automation and test, manufacturing and fulfillment services to customers in the communications, computing and data storage, industrial equipment, and medical industries. We provide these services on a global basis through 14 strategic locations in the Americas, Asia and Europe. These customer solutions support our customers’ products from initial development and design through manufacturing to worldwide distribution and aftermarket support.

PEMSTAR was founded in January 1994 by a group of eight senior IBM managers who had led the storage product operations at IBM’s Rochester, Minnesota facility. We have maintained a significant relationship with IBM, which remains our largest customer. Since our inception, we have diversified our customer base to include industry leading and emerging original equipment manufacturers. We have also expanded our geographic presence, enhanced our product and service offerings and increased our volume production capabilities. Our key growth initiatives have been the opening of facilities in Guadalajara, Mexico; Navan, Ireland; Singapore; Hortolandia, Brazil; Yokohama, Japan; and Bangkok, Thailand and the acquisition of established businesses in Almelo, the Netherlands; San Jose, California; Dunseith, North Dakota; Taunton, Massachusetts; Mountain View, California; and Chaska, Minnesota. Recently, we have completed expansions in our Austin, Texas and Tianjin, China operations as well as entered into a joint venture start-up agreement in Brasov, Romania as of April, 2004. These growth initiatives have given us:

•	expanded geographic presence in established and emerging markets and strengthened our presence in target industries;

•	enhanced product and service offerings in our chosen geographies, while allowing us to offer cost-effective manufacturing and engineering capabilities;

•	access to new customers or additional business from existing customers; and

•	specialized product design, automation and test and manufacturing customer solutions.

Our sales are generally derived from master supply and manufacturing agreements, with current demand evidenced by purchase orders, or from specific purchase orders for discrete projects. We charge our customers separately for engineering and manufacturing services. We recognize revenues from product sales, net of product returns and warranty costs, typically at the time of product shipment. In limited circumstances, although the product remains in our facilities, we recognize revenue when title to, and risks and rewards of ownership of, the products have contractually passed to the customer. Revenue from services is recognized as they are performed and collection is reasonably certain. Our sales from engineering services, which include process test and automation equipment and prototype development, accounted for 12.7%, 11.8% and 12.0% of our total net sales in fiscal 2005, 2004 and 2003, respectively. Manufacturing services, including process test and automation equipment and prototype production, accounted for 87.3%, 88.2% and 88.0% of our total net sales in fiscal 2005, 2004, and 2003, respectively.

Our cost of goods sold includes the cost of components and materials, labor costs and manufacturing overhead. The procurement of raw materials and components requires us to commit significant working capital to our operations and to manage the purchasing, receiving, inspection and stocking of these items. Our production volumes are based on purchase orders for the delivery of products. These orders typically do not commit firm production schedules for more than 30 to 90 days in advance. We work to minimize the risk of obsolete inventory by ordering materials and components only to the extent necessary to satisfy existing customer orders. To the extent our orders of materials and components for specific jobs exceed products ultimately delivered to our customers and they are not held fully responsible for our excess inventory, due to their financial condition or business relationship considerations, we may incur a charge for inventory obsolescence for the excess inventory. We believe we are largely protected from the risk of inventory price increases, because we generally can pass these costs through to our customers.

Our operating results are also impacted by the level of capacity utilization of our manufacturing facilities, indirect manufacturing labor, and selling, general and administrative expenses. During periods of high capacity utilization, our gross margins and operating margins generally improve, while during periods of lower capacity utilization, our gross margins and operating margins generally decline. Our infrastructure will support substantially higher levels of sales than our current net sales. Reduction in production space during fiscal 2005 and 2003 and increases in our Austin, Texas and Tianjin, China facilities during fiscal 2004 were made in response to market conditions in the affected geographies. We continue to evaluate market conditions and capacity requirements and will make appropriate adjustments as needed.

RESULTS OF OPERATIONS

The table below sets forth certain operating data expressed as a percentage of our net sales for the years indicated:

	Year Ended March 31,
	2005	2004	2003
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	94.5%	93.6%	95.3%

Gross profit	5.5%	6.4%	4.7%

Selling, general and administrative expenses	8.8%	7.9%	7.6%
Restructuring	.7%	1.2%	.7%

Operating loss	(4.0)%	(2.7)%	(3.6)%

Other (income) expense – net	(.1)%	(.2)%	—%
Interest expense	1.2%	1.2%	1.3%

Loss before income taxes and cumulative effect of accounting change	(5.1)%	(3.7)%	(4.9)%

Income tax (benefit) expense	(.2)%	.1%	.1%

Loss before cumulative effect of accounting change	(4.9)%	(3.8)%	(5.0)%

Cumulative effect of accounting change	—%	—%	(.8)%

Net loss	(4.9)%	(3.8)%	(5.8)%

Fiscal Year Ended March 31, 2005 Compared to Fiscal Year Ended March 31, 2004

Net sales – Our net sales for fiscal 2005 increased $20.5 million, or 3.1%, to $689.9 million from $669.4 million in fiscal 2004. These totals include sales of excess inventory of $12.8 million and $8.4 million for fiscal 2005 and fiscal 2004, respectively. Sales of excess inventory include proceeds from the return of excess inventory at cost to customers under the terms of sales contracts. Excluding inventory sales, fiscal 2005 sales were up by $16.1 million when compared to fiscal 2004. Increased sales resulted from expanded operations with an existing customer of $46.4 million, increased orders from our largest customer of $13.2 million, and winning new business from new and existing customers primarily in the industrial and communications sector. This increase was, offset by the phase out of certain underperforming consumer projects in the communications and computing and data storage markets. Sales to the medical industry also decreased primarily as a result of customer project life cycles and transitions. Specifically, industrial sales were up $81.0 million, offset by a decrease in sales of $29.8 million in our computing and data storage business, $20.6 million in our communications sector and $10.1 million in medical. Industrial equipment industry net sales increased to 42.5% of sales from 31.7% in fiscal 2004. This large increase is chiefly a result of a full year of operations in Austin, Texas operations accounting for $42.6 million of growth over fiscal 2004. Net sales to the computer and data storage industry decreased to 30.8% of sales versus 36.2% a year ago and net sales to the medical industry were 3.0% of sales compared to 4.6% in fiscal 2004. Net sales to communication customers for fiscal 2005 decreased as a percentage of total sales to 23.7% of sales compared to 27.5% in fiscal 2004. Included in these changes in sales by market was an increase in our engineering services sales to 12.7% of net sales from 11.8% in fiscal 2004. Engineering services includes sales from our product development, test and automation projects. The Company’s five largest customers for fiscal 2005 accounted for approximately 51.3% of net sales with IBM accounting for 23.5% and Applied Materials comprising 12.6% of fiscal 2005 sales.

Gross profit - Our gross profit decreased $4.7 million in fiscal 2005 to $37.9 million, or 5.5% of net sales, from $42.6 million, or 6.4% of net sales, in fiscal 2004. Both fiscal years include sales of excess inventories at cost of materials and cause our gross profit percentage from total net sales to be lower than if no such sales were included in that period. The gross margin excluding inventory sales would have been 5.6% and 6.5% for fiscal years 2005 and 2004, respectively. The lower sales to communications customers resulted in decreased gross profit of $3.9 million. Our gross profit to the industrial market decreased $2.5 million on overall higher sales, however was impacted by a lower margin mix of projects and a slowing of semi-conductor capital equipment orders in the second half of the fiscal year. These decreases were offset by improved margin performance in our medical and computing and data storage business of $1.4 million and $0.2 million respectively. Included in these changes in gross profit was a significant decline in gross profit at one of our product development operations compared to the prior year due to the delay of a major project. We anticipate the project to resume in fiscal 2006. Also included in the gross profit changes are increased inventory write-downs of $6.3 million in fiscal 2005 compared to $0.6 million for fiscal 2004. During fiscal 2005, we continued our planned restructuring efforts including the reduction of headcount and consolidation of certain facilities to further reduce our cost structure. The facilities and headcount infrastructure may result in additional under absorbed capacity if sales volumes decrease. We will continue to monitor and take actions in order to balance our cost structure to the anticipated level of net sales.

Selling, general and administrative expenses - Our selling, general and administrative expenses increased to $60.4 million (8.8% of net sales) in fiscal 2005 from $52.3 million (7.8% of net sales) in fiscal 2004. We incurred charges for accounts receivable of $1.2 million in fiscal 2005 due to uncertainty of collection of accounts receivable from emerging companies and customers in bankruptcy compared to $0.8 million in fiscal 2004. Other factors affecting the selling, general, and administrative expenses were higher accounting and audit fees of $2.3 million, expanded Asia operations of $2.1 million, salaries and benefits of $1.7 million, full year expenses associated with the Austin, Texas operations of $1.1 million, and increased legal fees of $0.5 million. Corporate restructuring initiatives and site resource reorganizations during fiscal 2005 were taken to reduce selling, general and administrative expenses in fiscal 2006.

Restructuring costs – In fiscal 2005, we recognized restructuring costs of $5.2 million related to numerous actions taken to reduce our cost structure compared to $8.0 million in fiscal 2004. The actions include, but are not limited to, personnel severance costs of $1.2 million, consolidation of certain facilities and lease commitments of $2.7 million and write-offs of certain assets of $1.3 million. These actions were taken due to continued sluggish end market demand and a slow down in semi-conductor capital equipment orders leading to increased excess capacity and net losses in the Americas region. The actions taken were to close our Hortolandia, Brazil and Taunton, Massachusetts facilities and eliminate surplus space in Rochester, Minnesota and Chaska, Minnesota. In addition, we combined overhead infrastructure resources in our Midwest and West Coast operations. We also eliminated 183 positions from Americas and Corporate operations. These position eliminations ranged from production workforce to senior management. Savings related to facility consolidations, overhead reorganizations and headcount reductions during fiscal 2005 are expected to be $10.0 million annually.

Amortization - Amortization of other intangibles was $0.2 and $0.1 million in fiscal 2005 and 2004. As of April 1, 2002, we adopted Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets.” The adoption of this statement resulted in no amortization being taken in fiscal 2005 or 2004 for new or existing goodwill on the balance sheet, however, it did result in an impairment charge of $5.3 million at the April 1, 2002 transition date for the cumulative effect of a change in accounting principle, which has been reflected in the fiscal 2003 net loss.

Other (income) expense - Other income, net, was $0.9 million in fiscal 2005 compared to $0.8 million in fiscal 2004. This change in other income was primarily a result of a gains/losses on sale of land and other assets ($1.3 million in fiscal 2005) offset by reduced ($0.8 million) currency exchange gains in certain foreign locations compared to fiscal 2004 amounts.

Interest expense - Interest expense increased $0.4 million to $8.2 million in fiscal 2004 from $7.8 million expense in fiscal 2004. This increase largely reflects increased borrowings under our Asian credit facilities.

Income tax expense (benefit) - The income tax benefit was $1.4 million in fiscal 2005 compared to expense of $0.5 million in fiscal 2004. The low effective tax rate for fiscal 2005 is a result of no tax benefits being recognized on operating losses in the United States, Mexico and Netherlands. Our effective income tax rate in these countries will continue to be low until these operations are profitable. In addition, we have tax holidays and reduced rate benefits in Singapore, China and Thailand, which caused our effective rate to be low. As these holidays expire, we expect the effective rate to increase. The fiscal 2005 benefit includes special claims for prior taxes paid of $0.8 million in China based upon reinvested profits and $0.3 million of deferred tax assets recorded related to prior operating loss carryforwards of currently profitable operations in Israel.

Fiscal Year Ended March 31, 2004 Compared to Fiscal Year Ended March 31, 2003

Net sales – Our net sales for fiscal 2004 increased $1.3 million, or 0.2%, to $669.4 million from $668.2 million in fiscal 2003. These totals include sales of excess inventory of $8.4 million and $23.8 million for fiscal 2004 and fiscal 2003, respectively. Excluding inventory sales, fiscal 2004 sales were up by $16.6 million when compared to fiscal 2003. Increased sales resulted from expanded operations with an existing customer of $28.9 million and increased orders from existing customers of $46.3 million. This increase was, offset by decreased sales in the communications market of $47.9 million due to continued sluggish demand in our optical and infrastructure business and new product transitions with wireless handset customers. Sales to the medical industry also decreased primarily as a result of customer project life cycles and transitions. Specifically, industrial sales were up $61.9 million, computing and data storage sales were up $11.5 million, offset by a decrease in sales of $63.6 million in our communications business and $8.6 million in medical. Over the year, we continued to diversify our revenue base within the industries we serve. Industrial equipment industry net sales increased to 31.7% of sales from 22.5% in fiscal 2003. This large increase is chiefly a result of our expanded Austin, Texas operations which accounted for $33.1 million in fiscal 2004. Net sales to the computer and data storage industry increased to 36.2% of sales versus 34.5% a year ago and net sales to the medical industry were 4.6% of sales compared to 5.9% in fiscal 2003. Net sales to communication customers for fiscal 2004 decreased as a percentage of total sales to 27.5% of sales compared to 37.1% in fiscal 2003. Again, this decrease resulted from challenging economic conditions facing the communications industry due to lower demand. The Company’s five largest customers for fiscal 2004 accounted for approximately 44.1% of net sales with IBM accounting for 22.3% of fiscal 2004 sales.

Gross profit - Our gross profit increased $11.5 million in fiscal 2004 to $42.6 million, or 6.4% of net sales, from $31.1 million, or 4.7% of net sales, in fiscal 2003. This increase was due to a change in sales mix including increased sales and higher gross profit industrial customers for $10.8 million, increased sales to our computing and data storage customers adding $4.6 million. These increases were somewhat offset by lower gross margin associated with our decreased communications business accounting for a $0.8 million decrease, and lower sales to higher-margin medical customers, accounting for a decrease in gross profit of $3.1 million compared to the prior year. Included in these changes in gross profit by market was cost savings from restructuring actions and lower inventory write-downs of $0.6 million in fiscal 2004 compared to $8.5 million for fiscal 2003. During fiscal 2004, we continued our planned restructuring efforts including the reduction of headcount and consolidation of certain facilities to further reduce our cost structure. The facilities and headcount infrastructure may result in additional under absorbed capacity if sales volumes decrease. We will continue to monitor and take actions in order to balance our cost structure to the anticipated level of net sales.

Selling, general and administrative expenses - Our selling, general and administrative expenses increased slightly to $52.3 million (7.8% of net sales) in fiscal 2004 from $51.1 million (7.6% of net sales) in fiscal 2003. We incurred charges for accounts receivable of $0.8 million in fiscal 2004 due to uncertainty of collection of accounts receivable from emerging companies and customers in bankruptcy compared to $2.4 million in fiscal 2003. Other factors affecting the selling, general, and administrative expenses were new expenses associated with the Austin, Texas operations of $0.5 million, higher information technology (IT) costs from continued worldwide IT implementations of $1.4 million, increased domestic employee benefit costs of $0.4 million, and higher commissions associated with the different sales mix of $0.4 million, partially offset by savings from restructuring efforts.

Restructuring costs – In fiscal 2004, we recognized restructuring costs of $8.0 million related to numerous actions taken to reduce our cost structure compared to $4.2 million in fiscal 2003. The actions include, but are not limited to, personnel severance costs of $1.0 million, consolidation of certain facilities and lease commitments ($4.6 million for fiscal 2004 actions and $0.9 million of adjustment to fiscal 2003 action provisions), and write-offs of certain assets of $1.2 million. Savings related to facility consolidations and headcount reductions during fiscal 2004 were $6.3 million. These savings are reflected in the discussion above with respect to gross profit and selling, general and administrative expenses.

Amortization - Amortization of goodwill and other intangibles were $0.1 million in fiscal 2004 and 2003. As of April 1, 2002, we adopted Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets.” The adoption of this statement resulted in no amortization being taken in fiscal 2004 or 2003 for new or existing goodwill on the balance sheet, however, it did result in an impairment charge of $5.3 million at the April 1, 2002 transition date for the cumulative effect of a change in accounting principle, which has been reflected in the fiscal 2003 net loss.

Other (income) expense - Other income, net, was $0.8 million in fiscal 2004 compared to $0.6 million in fiscal 2003. This change in other income was primarily a result of higher currency exchange gains in certain foreign locations of $0.4 million.

Interest expense - Interest expense decreased $1.1 million to $7.8 million in fiscal 2004 from $8.9 million in fiscal 2003. This decrease largely reflects reduced and fewer bank and waiver fees on our domestic lines of credit of $1.0 million.

Income tax expense (benefit) - The income tax expense was $0.5 million in fiscal 2004 compared to $0.8 million in fiscal 2003. The low effective tax rate for fiscal 2004 is a result of no tax benefits being recognized on operating losses in the United States, Mexico and Netherlands. Our effective income tax rate in these countries will continue to be low until these operations are profitable. In addition, we have tax holidays in Singapore, China and Thailand, which caused our effective rate to be low. As these holidays expire, we expect the effective rate to increase

LIQUIDITY AND CAPITAL RESOURCES

We have funded our operations from the proceeds of bank debt, private and public offerings of equity and convertible debt, cash generated from operations and lease financing of capital equipment. Historically, our principal uses of cash have been to fund our working capital needs, business acquisitions, expanded operations, capital expenditures and debt service requirements. We anticipate these uses will continue to be our principal uses of cash in the future.

Net cash provided by (used in) operating activities for fiscal 2005, 2004, and 2003 was $25.3 million, ($20.5) million, and $47.3 million, respectively. The net cash provided by operating activities for fiscal 2005 improved significantly due to decreased levels of accounts receivable generating $25.9 million, lower inventories accounting for $20.9 million, and decreased prepaid expenses providing $7.6 million. These increases resulted from decreased requirements given customer sales volume reductions in late fiscal 2005 and sales of excess inventories during fiscal 2005. These increases were offset by a net loss of $33.7 million and a lower accounts payable balances accounting for $18.5 million, again related to customer purchase requirements. Depreciation expense, which is non-cash reconciling item to the net loss was $22.0 million for fiscal 2005. The cash cycle consisting of days sales outstanding and days inventories held less days of open payables, was 52 days in fiscal 2005 compared to 51 days in fiscal 2004. Customer accounts receivable and inventory held are believed to be recoverable based upon the ongoing review of customer credit worthiness, the strength of customer contracts and our review of our own operating business practices. The net cash used in operating activities for fiscal 2004 increased significantly due to increased levels of inventories accounting for $22.2 million and accounts receivable accounting for $13.7 million. The cash cycle lengthened to 52 days in fiscal 2004 from 50 days in fiscal 2003 primarily due to the inventory needed to support the significant growth in our industrial business in the second half of fiscal 2004. The net cash provided by operating activities for fiscal 2003 increased significantly due to decreased levels of inventories accounting for $25.0 million, accounts receivable providing $12.9 million and increased levels of accounts payables producing $7.3 million from a focus on the cash cycle. The cash cycle improved from 85 days in fiscal 2002 to 50 days in fiscal 2003 improving our liquidity. In addition, net cash provided by operating activities increased in fiscal 2003 as a result of lower operating losses.

Net cash used in investing activities for fiscal 2005, 2004, and 2003 was $8.3 million, $21.5 million, and $15.6 million, respectively. Capital expenditures in fiscal 2005 were $10.9 million in fiscal 2005 or a decrease of $10.8 million as compared to the prior fiscal year. Capital expenditures were principally used for expanding Asia operations, including $5.7 million in our China facility. In fiscal 2004, our cash used in investing activities included $4.2 million used to pay additional purchase price for Pacific Consultants LLC, completing payment of all conditional obligations in this agreement. Capital expenditures were $21.7 million in fiscal 2004 or an increase of $9.2 million as compared to the prior fiscal year. Capital expenditures were principally used for expansion of our China facility accounting for $14.6 million. In fiscal 2003, our cash used in investing activities included $4.4 million used to pay additional purchase price for Pacific Consultants LLC, due after the first anniversary of the purchase. The original purchase agreement provides for additional purchase price, payable in cash or common stock, of up to $40 million if earnings targets are met for the acquired business in the two years following the close, which will be recognized as additional goodwill. Capital expenditures were $12.6 million in fiscal 2003 or a decrease of $25.4 million as compared to the prior fiscal year. Capital expenditures were principally used for upgrades in certain facilities for manufacturing machinery and equipment and information technology equipment.

Net cash (used in) provided by financing activities for fiscal 2005, 2004, and 2003 was $(0.6) million, $18.7 million, and ($9.9) million, respectively. Our principal use of cash in financing activities in fiscal 2005 was due to slightly greater pay down of borrowings compared to borrowings advanced. Our principal provider of cash in financing activities in fiscal 2004 was $20.0 million from stock sales, during the second quarter of fiscal 2004, when PEMSTAR completed an offering of 7.5 million shares of its common stock. Our principal use of cash in financing activities in fiscal 2003 included a net decrease of revolving credit facilities and long-term borrowings of $18.7 million offset by proceeds from the sale and leaseback of equipment of $1.7 million and our worldwide headquarters facility in Rochester, MN of $5.8 million.

As of March 31, 2005, we had total borrowings of $98.1 million, made up of $77.2 million of revolving credit facilities, debt obligations totaling $8.4 million and capital lease obligations of $12.4 million. See Notes 6 and 10 to our consolidated financial statements.

Within the revolving credit facilities, we had approximately $32.1 million outstanding under our domestic credit facilities, $27.4 million outstanding under our ICBC (Industrial & Commercial Bank of China) credit facility, $15.3 million under our Krung Thai Bank facility, and $2.4 million outstanding under local facilities in Europe and Asia. Liquidity, which is defined as worldwide cash plus available domestic borrowing capacity, was $50.2 million.

As of April 25, 2003, Pemstar entered into a three-year, $90 million revolving credit facility to replace its facility with IBM Credit and US Bank. This new facility, as amended, is with Wachovia Capital Finance Corporation and Bank of America N.A. (formerly Fleet National Bank of Connecticut). This bank agreement provided a larger facility with generally more favorable terms. The bank agreement was amended on October 6, 2004 to provide more favorable interest rates and extended the expiration of the domestic credit limit agreement to April 2007.

At March 31, 2004, PEMSTAR entered an agreement with Krung Thai Bank Public Company Limited, which included $15.9 million of revolving credit collateralized by customer purchase orders and other debt obligations of up to $7.7 million. In China, PEMSTAR maintains relationships with several banks, which provide for $38.7 million of facilities available for short term financing notes, which are renewable. Banking arrangements in Singapore and The Netherlands provide an additional $18.4 million of available funding on a short-term basis with renewable terms.

All of these credit facilities are secured by substantially all of our assets. Domestic credit facilities include a covenant to attain minimum earnings before interest expense, income taxes, depreciation and amortization (EBITDA), for domestic and worldwide operations. These domestic agreement covenants do not apply however, if we maintain at least $10.0 million in available domestic borrowing capacity. As of March 31, 2005, we had $24.2 million of available domestic borrowing capacity. We are required under certain foreign credit facilities to meet various financial covenants, including minimum location net worth, maximum debt to equity ratios, and minimum location net income, all of which we were in compliance with at March 31, 2005.

Our continued viability depends on our ability to generate sufficient cash from operations or obtain additional sources of funds for working capital. Our ability to maintain sufficient liquidity depends, in part, on our achieving anticipated revenue targets, improving working capital management and intended expense reductions from our restructuring activities. We believe, as a result of the restructuring actions we have taken in fiscal 2003, 2004 and 2005 to reduce cash expenditures, the efforts we continue to make to increase revenues from continuing customers, as well as efforts to generate new customers in various industry sectors, continued focus on working capital management, and our new revolving credit facilities, which provides additional borrowing capacity, that we have sufficient cash flow to meet our needs for fiscal 2006. We may not achieve these targets, realize the intended expense reductions or improve working capital levels. If our operating goals are not met, we may be required to secure waivers of any resulting covenant violations under existing lending facilities, secure additional financing from lenders or sell additional securities.

We regularly review acquisition and additional facilities expansion or joint venture opportunities, as well as major new program opportunities with new or existing customers, any of which may require us to sell additional equity or secure additional financing in order to fund the requirement. The sale of additional equity could result in additional dilution to our shareholders. We cannot provide assurance that financing arrangements will be available in amounts or on terms acceptable to us.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

The Company is obligated to make future payments under various contracts, such as debt agreements, lease agreements, and unconditional purchase obligations. The following table represents contractual cash obligations and other commercial commitments of the Company as of March 31, 2005:

(Amounts in thousands)	Total	Due in Fiscal 2006	Due in Fiscal 2007	Due in Fiscal 2008	Due in Fiscal 2009	Due in Fiscal 2010	Due Thereafter
Revolving credit facilities	77,239	77,239	—	—	—	—	—
Other long-term debt	8,389	1,828	1,367	4,878	84	34	198
Capital lease obligations	29,294	1,793	1,648	1,451	1,412	1,439	21,551
Operating leases	39,956	10,426	8,070	6,372	5,857	5,025	4,206
Unconditional purchase obligations	36,405	36,405	—	—	—	—	—

Total contractual cash obligations	$191,283	$127,691	$11,085	$12,701	$7,353	$6,498	$25,955

Domestic revolving credit facilities of $32,142, included above will not require repayment on a current basis, provided that credit facility covenants continue to be met or minimum excess borrowing capacity is maintained. See Notes 6 and 10 to the Consolidated Financial Statements for additional information regarding these obligations.

OFF-BALANCE SHEET ARRANGEMENTS

(Amounts in thousands)	Committed Total Amounts	Amount of commitment expiration
		1 year	2 years	3 years	4 years	5 years	Over 5 years
Standby letters of credit	$1,700	$1,700	$—	$—	$—	$—	$—

The outstanding standby letters of credit are in support of our domestic workers’ compensation program and a building lease in our San Jose facility. There are no additional off-balance sheet financing arrangements employed during fiscal 2005, 2004 and 2003.

CRITICAL ACCOUNTING POLICIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and adjustments, including those related to returns, bad debts, inventories, intangible assets, income taxes, restructuring costs, retirement benefits, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Management believes the following critical accounting policies, among others, affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

Bad Debts - The Company has a diverse customer base. The creditworthiness of customers is evaluated before sales are approved. The Company records an allowance for doubtful accounts based on past history, current economic conditions and the composition of its accounts receivable aging, and in some instances, makes allowances for specific customers based on several factors, such as the creditworthiness of those customers and payment history. Actual write-offs may differ from the allowances for doubtful accounts, and this difference may have a material effect on the Company’s financial position and results of operations.

Inventories- We value our inventories on a first-in, first-out basis at the lower of cost or estimated market value. Given the volatility of the markets in which the Company operates, the Company makes adjustments to its value of inventories based on estimates of potentially excess and obsolete inventory after considering customer forecasted demand, forecasted average selling price and its ability to sell excess inventory quantities back to its customers within contract terms. However, forecasts are subject to revisions, cancellations, and rescheduling. Actual demand will inevitably differ from such anticipated demand, and such differences may have a material effect on the Company’s financial position and results of operations, if additional write-offs are required.

Goodwill and Intangible Impairment-Effective April 1, 2002, we adopted Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets”. Under this standard, goodwill and other intangible assets with indefinite lives are not amortized. This standard also requires, at a minimum, that we perform an annual assessment of the carrying value of these assets. If the carrying value of goodwill and intangible assets exceeds its fair value, an impairment loss will be recognized. During the year ended March 31, 2003, we recorded a $5.3 million impairment loss as the transition date cumulative effect of a change in accounting principle. See Note 1 to the Consolidated Financial Statements, included herein. In assessing the recoverability of our goodwill and other intangible assets we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. These cash flow estimates take into account current customer volumes and the expectation of new or renewal projects, historic gross margins, historic working capital parameters and planned capital expenditures. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets not previously recorded.

Long-lived assets – We review our long-lived assets for impairment whenever events or changes in circumstances indicate that our carrying value of long-lived may not be recoverable. Long-lived assets are considered not recoverable when the carrying amount of a long-lived asset (asset group) exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset (asset group). If we determine that a long-lived asset (asset group) is not recoverable, an impairment loss is recorded equal to the excess of the carrying amount of the long-lived asset (asset group) over the long-lived asset’s (asset group’s) fair value. Fair value is the amount at which the long-lived asset (asset group) could be bought or sold in a current transaction between a willing buyer and seller, other than in a forced or liquidation sale.

Income Taxes- In determining the carrying value of our net deferred tax assets, we must assess the likelihood of sufficient future taxable income in related tax jurisdictions, based on estimates and assumptions to realize the benefit of these assets. If these estimates and related assumptions change in the future, we may be required to record additional valuation allowances against our deferred tax assets, resulting in additional income tax expense in our consolidated statement of operations. Management evaluates quarterly whether the deferred tax assets may be realized and assesses the need for additional valuation allowances or reduction of existing allowances quarterly. We recorded $8.6 million and $12.3 million of additional valuation allowances in the years ended March 31, 2005 and 2004, respectively, related to our net deferred tax assets, bringing the total allowance to $56.4 million as of March 31, 2005

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued a revision to Statement No. 123 (revised 2004), Share-Based Payment. Statement 123(R) will, with certain exceptions, requires entities that grant stock options and shares to employees to recognize the fair value of those options and shares as compensation cost over the service (vesting) period in their financial statements. The measurement of that cost will be based on the fair value of the equity or liability instruments issued. Statement 123(R) is required to be adopted by the Company in the first interim period beginning after our fiscal year 2006. As part of this adoption, the Company will begin expensing its options effective April 1, 2006 and has also elected to not restate prior period results. Since the Company will continue to issue stock options to employees as a form of incentive compensation and because the company has outstanding stock options that will vest on or after April 1, 2006, the adoption of this FASB is expected to have a significant impact on the financial statements, but has not yet determined the impact.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets - an amendment of APB Opinion No. 29. The guidance in APB No. 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in APB No. 29, however, included certain exceptions to that principle. SFAS No. 153 amends APB No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. The Company is currently assessing the impact of the provisions. The provision of SFAS No. 153 is effective in periods beginning after June 15, 2005. The Company does not believe that the adoption of the provisions of SFAS No. 153 will have a material impact on the Company’s consolidated financial statements.

In December 2004, the FASB issued FASB Staff Position No. 109-1 (FAS No. 109-1), Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004. The American Jobs Creation Act (AJCA) introduces a special 9% tax deduction on qualified production activities. FAS No. 109-1 clarifies that this tax deduction should be accounted for as a special tax deduction in accordance with SFAS No. 109. The Company does not expect the adoption of these new tax provisions to have a material impact on its consolidated financial position, results of operations or cash flows.

In December 2004, the FASB issued FASB Staff Position No. 109-2 (FAS No. 109-2), Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creations Act of 2004. The AJCA introduces a limited time 85% dividends received deduction on the repatriation of certain foreign earnings to a United States taxpayer (repatriation provision), provided certain criteria are met. FAS No. 109-2 provides accounting and disclosure guidance for the repatriation provision. Although FAS No. 109-2 is effective immediately, the Company does not expect to be able to complete its evaluation of the repatriation provision until after the United States Congress or the Treasury Department provides additional clarifying language on key elements of the provision.

In March 2004, the EITF issued EITF No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, which provided new guidance for assessing impairment losses on investments. Additionally, EITF No. 03-1 includes new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB delayed the accounting provisions of EITF No. 03-1; however the disclosure requirements remain effective for annual periods ending after June 15, 2004. The Company is evaluating the impact of EITF No. 03-1 once final guidance is issued.

In January 2003, the FASB issued FIN No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51. FIN No. 46 addresses the consolidation by business enterprises of variable interest entities as defined in the interpretation. In December 2003, the FASB issued a revised Interpretation No. 46 (FIN No. 46R), which expands the criteria for consideration in determining whether a variable interest entity should be consolidated. The Company did not have any entities that required disclosure or consolidation as a result of adopting FIN No. 46R.

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

The continuing reduction in capital spending by businesses for new technologies, the remaining effects of the recent recession and the market disruptions caused by the September 2001 terrorist attacks in the United States and threats of hostilities in the Middle East and Asia have reduced demand in many of the technology markets we serve. As a result of these market conditions, we experienced a significant reduction in demand for our services during fiscal 2002, continuing through fiscal 2003 with some effects for us lingering through fiscal 2005. A new recession, additional outbreaks of hostilities or any other events leading to excess capacity or a continued or increased downturn in the markets we serve would likely negatively affect our net sales. In addition, the communications, computing and data storage, industrial and medical equipment markets of the electronics manufacturing services industry are characterized by intense competition, relatively short product life-cycles and significant fluctuations in product demand. These markets are also subject to rapid technological change and product obsolescence. If any of these factors or other factors reduce demand for specific products or components that we design or manufacture for our customers, our net sales would likely be negatively affected. Due to these market conditions and factors, we may experience net losses in future periods.

We depend on a small number of customers for a significant portion of our net sales and the loss of any of our major customers would harm us.

We depend on a relatively small number of customers for a significant portion of our net sales. Our two largest customers in fiscal 2005 were IBM and Applied Materials, which represented approximately 36.1% of our total net sales. In addition, our ten largest customers in fiscal 2005 accounted for approximately 65.5% of our net sales. We expect to continue to depend upon a relatively small number of customers for a significant percentage of our net sales. Because our major customers represent such a large part of our business, the loss of any of our major customers could negatively impact our business.

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

We do not typically obtain firm long-term purchase orders or commitments from our customers. We work closely with our customers to develop forecasts for future orders, but these forecasts are not binding. Customers may cancel their orders, change production quantities from forecast volumes or delay production for a number of reasons beyond our control. Any material delay, cancellation or reduction of orders from our largest customers could cause our net sales to decline significantly and could result in us holding excess inventories of components and materials. In fiscal 2005, these and similar factors caused us to recognize charges for inventory reserves and adjustments of $6.3 million. We may be required to recognize similar charges in future periods.

Many of our costs and operating expenses are relatively fixed. As a result, a reduction in customer demand can decrease our gross profit and adversely affect our business, financial condition and results of operations.

If we are unable to satisfy the financial covenants under our worldwide credit facilities, our availability may be limited or we may have to obtain alternative sources of financing.

We have historically experienced violations of covenants under our revolving credit facilities and have been required to seek waivers for such violations. Compliance with these covenants in our credit facilities or maintaining a minimum excess borrowing capacity, which provides an exemption from domestic covenant maintenance, is dependent upon us achieving certain revenue and expense targets in our fiscal 2006 operating plan. If we do not comply with these covenants or if we default on our payment obligations under other debt obligations, our availability under our credit facilities could be reduced or our lenders could declare a default under the credit facilities. In the event of a default or a substantial reduction of availability, we would be required to obtain alternative financing, which could be more expensive than our current arrangement, be dilutive to existing shareholders and divert management’s time and attention. Moreover, we cannot assure that we would be able to obtain alternative financing on favorable terms and on a timely basis, if at all. Our failure to meet any of our covenants under our credit facilities could significantly harm our liquidity and financial position.

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

Falling demand for the products of our technology customers and liquidity difficulties for these companies have forced us to reach accommodations with a portion of our customers and have at times limited our ability to collect fully our accounts receivable from these customers in fiscal 2004 and 2005. In addition, several significant customers in recent years have filed for bankruptcy protection, which limits our recovery of accounts receivable from these customers. In fiscal 2005, these and similar factors caused us to recognize charges for accounts receivable adjustments of $1.1 million. We may be required to recognize similar charges in future periods.

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

During periods of significant growth or restructuring, we may have trouble managing our expanded operations.

Rapid growth or contraction can place a significant strain on our management, financial resources and on our information, operations and financial systems. We face risks associated with coordinating multinational operations and reporting systems, diverse technologies and multiple products and services. In addition, our growth has increased our expenses and working capital requirements. If we are unable to manage our growth effectively, it may have an adverse effect on our business, financial condition and results of operations. Similarly, managing reduction in personnel during business restructuring can present control issues, as well. We cannot assure you that we will manage our growth or restructuring activities effectively.

Our financial condition could suffer if we fail to successfully defend shareholder lawsuits.

We have been a defendant, along with several current and former officers and directors, in a consolidated putative class action captioned: In re PEMSTAR Securities Litigation. We and our Board were also defendants in a consolidated shareholder derivative action that is based on many of the same facts that gave rise to the securities class action. For further information about the nature of these actions see Item 3 in our Annual Report on Form 10-K for the year ended March 31, 2005. The securities action has been settled. If we are not able to successfully obtain final settlement of the consolidated shareholder derivative actions or other similar actions that could arise in the future, our business and financial condition could suffer.

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

We currently have foreign operations in China, Ireland, Israel, Japan, Mexico, the Netherlands, Romania, Singapore and Thailand some of which have incurred continuing losses. There is a risk that such losses may be ongoing or require a discontinuance of operations. In such an event, we may not be able to do so without incurring additional losses. We may in the future expand into other international regions. We have limited experience in managing geographically dispersed operations and in operating in foreign countries. We also purchase a significant number of components manufactured in foreign countries. Because of the scope of our international operations, we are subject to the following risks, which could adversely impact our results of operations:

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

Failure to maintain an effective system of internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act could inhibit our ability to accurately report our financial results and have a material adverse impact on our business and stock price.

Effective internal control over financial reporting is necessary for us to provide reliable financial reports. If we cannot provide reliable financial reports our operating results could be harmed. We have in the past discovered, and may in the future discover, areas of our internal controls that need improvement. Section 404 of the Sarbanes-Oxley Act requires annual management assessments of the effectiveness of our internal control over financial reporting and a report by our independent auditors addressing these assessments. During the course of this assessment with respect to our fiscal year ended March 31, 2005, we identified several material weaknesses in our system of internal control which weaknesses we are now trying to remediate. Failure to successfully identify and remediate material weaknesses in our system of internal control could affect the accuracy of our financial reporting which could have a material adverse effect on our stock price when any such inaccuracies are discovered and disclosed.

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

As of May 31, 2005, our directors, executive officers and largest shareholder beneficially owned an aggregate of 7,459,546 shares, or 16.1%, of our common stock. In addition, substantially all of our outstanding shares of common stock are freely tradable without restriction or further registration. Sales of substantial amounts of common stock by our shareholders or even the potential for such sales, may cause the market price of our common stock to decline and could impair our ability to raise capital through the sale of our equity securities.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our exposure to interest rate risk arises principally from the variable rates associated with our borrowings. On March 31, 2005, we had total borrowings of $79.9 million bearing variable interest rates. An adverse change of one percent in the interest rate of all borrowings, which bear interest at variable rates, would cause us to incur a change in interest expense of approximately $0.8 million on an annual basis.

Foreign Currency Exchange Risk

Fluctuations in the rate of exchange between the U.S. dollar and the currencies of countries other than the U.S. in which we conduct business could adversely affect our financial results. Except for sales in the Netherlands, Ireland, Israel, Romania and China, our sales are principally denominated in U.S. dollars. As a result, we have relatively limited exposure to foreign currency exchange risk on our sales. For fiscal 2005, sales denominated in Euros totaled $73.6 million and sales denominated in Chinese Renminbi totaled $61.9 million. Costs related to these sales are largely denominated in their respective currencies, thereby limiting our transaction risk exposures. However, for sales not denominated in U.S. dollars, if there is an increase in the rate at which a foreign currency is exchanged for U.S. dollars, it will require more of the foreign currency to equal a specified amount of U.S. dollars than before the rate increase. In such cases, and if we price our products and services in the foreign currency, we will receive less in U.S. dollars than we did before the rate increase went into effect. If we price our products and services in U.S. dollars and competitors price their products in local currency, an increase in the relative strength of the U.S. dollar could result in our prices being uncompetitive in a market where business is transacted in the local currency.

The reported results of our foreign operations will be influenced during their translation into U.S. dollars by currency movements against the U.S. dollar. The result of a uniform 10% strengthening in the value of the U.S. dollar from March 31, 2005, 2004 and 2003 levels relative to each of the currencies in which our revenues and expenses are denominated would have resulted in a decrease in operating income of approximately $0.2 million, $1.3 million and $1.2 million, respectively, for the fiscal years ended March 31, 2005, 2004 and 2003.

At March 31, 2005 and 2004, the amount we consider permanently invested in foreign subsidiaries and translated into dollars using the year end exchange rate was $46.6 million and $66.8 million, respectively, and the potential loss in fair value resulting from a hypothetical 10% strengthening in the value of the U.S. dollar currency exchange rate amounts to $4.2 million and $6.1 million, respectively. Actual amounts may differ.

We currently do not hedge our exposure to foreign currency exchange rate fluctuations; however, we may hedge such exposures in the future.

Impact of Inflation

We believe that our results of operations are not dependent upon moderate changes in the inflation rate.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item concerning financial statements and supplementary financial information are listed under Item 15 of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

During the year ended March 31, 2005, management became aware of certain accounting discrepancies related to our Guadalajara, Mexico operation. Based on an investigation of these discrepancies conducted at the direction of the Audit Committee by an independent third party, we determined that these discrepancies resulted from various improper accounting practices engaged in by our accounting staff in Mexico, including not properly posting transactions, inappropriate journal entries, standard costing errors and improper account reconciliations. As a result of these discrepancies we restated our previously reported financial statements for the fiscal year ended March 31, 2004 and quarter ended June 30, 2004. We also determined that the errors in ours Consolidated Financial Statements were due in part to material weaknesses in our disclosure controls and procedures with respect to our Mexico operations which prevented the necessary information form being accumulated and communicated to management as appropriate to allow for timely decisions regarding required disclosure.

During the fourth quarter of our fiscal year ended March 31, 2005, under the direction of our Chief Executive Officer and and Chief Financial Officer, we implemented revised disclosure controls and procedures as part of our remediation efforts after the Pemstar Mexico investigation and restatement of financial statements. The revised controls and procedures include expanded supervisory activities and monitoring procedures with respect to Pemstar Mexico.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report on Form 10-K. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, due to the material weaknesses in our internal control discussed below, our disclosure controls and procedures were not effective as of March 31, 2005.

Disclosure controls and procedures are defined by Rule 13a - 15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”) as controls and other procedures that are designed to ensure that information required to be disclosed by us in reports filed with or submitted to the Securities and Exchange Commission (“SEC”) under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal controls over financial reporting. As defined in Rule 13a-15(f) under the Exchange Act, internal control over financial reporting is a process designed by, or under the supervision of, our Chief Executive Officer, and Chief Financial Officer and effected by our Board of Directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

•	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with the authorization of our management and directors; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of our inherent limitations, internal control over financial reporting may not prevent or detect all misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may be inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

Management has assessed the effectiveness of our internal control over financial reporting as of March 31, 2005. In making this assessment, management used the criteria set forth in the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has concluded that we did not maintain effective internal control over financial reporting as of March 31, 2005 as a result of material weaknesses with respect to Pemstar Mexico which included a lack of timely, reviewed and approved account reconciliations, a lack of journal entry approvals, a lack of appropriate documentation to support journal entries, a lack of appropriate segregation of duties and a lack of proper account analysis and review, and material weaknesses in critical monitoring controls, which included insufficient review and documented approval of key business transactions such as purchase orders, customer orders, journal entries, reconciliations, employee timecards, and changes to the chart of accounts, a lack of timely account reconciliations signed and dated by the preparer, and a lack of appropriate review and approval of account reconciliations.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Our independent registered public accounting firm, Grant Thornton LLP, has audited management’s assessment of the effectiveness of our internal control over financial reporting as of March 31, 2005, as stated in their report, which appears below under the heading, “Report of Independent Registered Public Accounting Firm.”

Remediation Plan for Material Weaknesses in Internal Control over Financial Reporting

During our fiscal quarter ended December 31, 2004, we commenced implementation of remedial actions to address the material weaknesses described above. These changes in our internal control over financial reporting, which we continued to implement during our fiscal quarter ended March 31, 2005, include:

•	Replacing key management personnel in our Mexico facility.

•	Relocating certain accounting activities from our Mexico facility to our corporate headquarters, and

•	Implementing stronger monitoring controls both at a corporate and regional basis including:

•	More frequent internal audits of key controls,

•	Monthly reporting of all balance sheet account analyses and reconciliations to the regional controllers,

•	Establishing a self-assessment process driven by control owners and audited by internal audit to ensure ongoing compliance,

•	Stronger corporate policies documenting the control requirements, and

•	Structured training for all members of management on the importance of internal control and their responsibility in ensuring effective operation of controls.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Pemstar Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting appearing under Item 9A, that Pemstar Inc. did not maintain effective internal control over financial reporting as of March 31, 2005, because of the effect of material weaknesses identified in management’s assessment based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of its management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management’s assessment.

The Company has inadequate controls over financial reporting in the Guadalajara, Mexico location. The Company restated its Form 10-K as of March 31, 2004 and its first quarter Form 10-Q as of June 30, 2005 as a result of previously reported incorrect account balances at this subsidiary. These adjustments were the result of inadequate internal controls over financial reporting including lack of timely, reviewed and approved account reconciliations, lack of journal entry approvals, lack of appropriate documentation to support journal entries, lack of appropriate segregation of duties and lack of proper account analysis and review.

The Company has inadequate controls related to its critical monitoring controls. These include the insufficient review and documented approval of key business transactions such as purchase orders, customer orders, journal entries, reconciliations, employee timecards, and changes to the chart of accounts. As a result of these weaknesses, timely account reconciliations were not prepared and reviewed.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2005 financial statements, and this report does not affect our report dated June 13, 2005 on those financial statements.

In our opinion, management’s assessment that Pemstar Inc. did not maintain effective internal control over financial reporting as of March 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by COSO. Also, in our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, Pemstar Inc. has not maintained effective internal control over financial reporting as of March 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by COSO.

We do not express an opinion or any other form of assurance on management’s statements related to the Company’s remediation plan.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Pemstar Inc. as of March 31, 2005, and the related consolidated statements of earnings, shareholders’ equity, and cash flows for the year ended March 31, 2005 and our report dated June 13, 2005 expressed an unqualified opinion on those consolidated financial statements.

/s/ Grant Thornton LLP

Minneapolis, Minnesota

June 13, 2005

ITEM 9B. OTHER INFORMATION

On April 14, 2005, the Company executed Amendment No. 12, dated January 3, 2005, with lenders under the Loan and Security Agreement dated April 25, 2003 to amend the agreement with respect to concentration limitations on specific customer accounts receivable allowable as collateral for loans, effectively preserving or increasing allowable concentrations, and to provide a reduction from $25,000,000 to $20,000,000 of the allowable borrowings collateralized by inventories. This amendment is not expected to materially adversely affect the operation or availability under the present agreement. See Exhibit 10.46.

PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item regarding directors and Section 16(a) compliance is incorporated by reference from the information under the caption “Election of Directors” contained in the Proxy Statement and the information under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” contained in the Proxy Statement, respectively. The information required by this item regarding the Company’s code of ethics is incorporated by reference from the information under the caption “Code of Ethics” contained in the Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item regarding executive officers’ compensation is incorporated by reference from the information under the caption “Executive Compensation” contained in the Proxy Statement, but excluding the 2004 Compensation Committee Report on Executive Compensation. The information required by the item regarding director compensation is incorporated by reference from the information under the caption “Compensation of Directors” contained in the Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item regarding security ownership of certain beneficial owners and management is incorporated by reference from the information under the caption “Security Ownership of Certain Beneficial Owners and Management” contained in the Proxy Statement. The information required by this item regarding securities authorized for issuance under equity compensation plans is incorporated by reference from the information under the caption “Equity Compensation Plan Information” contained in the Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item regarding accounting fees and services is incorporated by reference from the information under the caption “Independent Registered Public Accounting Firm Fees” contained in the Proxy Statement.

PART IV.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)	Financial Statements

The following consolidated financial statements of Pemstar Inc. and subsidiaries and the Independent Auditors’ Report thereon, are included in Part II, Item 8, hereof:

Form 10-K Page Reference
	Reports of Independent Registered Public Accounting Firms	F-1 and F-2

	Consolidated Balance Sheets — March 31, 2005 and March 31, 2004	F-3

	Consolidated Statements of Operations — Years ended March 31, 2005, March 31, 2004 and March 31, 2003	F-4

	Consolidated Statement of Shareholders’ Equity — Years ended March 31, 2005, March 31, 2004 and March 31, 2003	F-5

	Consolidated Statements of Cash Flows — Years ended March 31, 2005, March 31, 2004 and March 31, 2003	F-6

	Notes to Consolidated Financial Statements	F-7

(a)(2)	Financial Statement Schedules

The consolidated financial statement schedule of Pemstar Inc. and subsidiaries, required to be filed as part of this Form 10-K is listed below and is included at the end of this Report.

Form 10-K Page Reference
	Schedule II – Valuation and Qualifying Accounts – Years ended March 31, 2005, March 31, 2004 and March 31, 2003	F-21

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

(a)(3)	Exhibits

See “Exhibit Index” on the page following the Signature Page.

The Company agrees to furnish supplementally to the Securities and Exchange Commission upon request a copy of any instrument defining the rights of holders of long-term debt not being filed as an exhibit in reliance on Item 601(b)(4)(iii)(A) of Regulation S-K.

(b)	Exhibits

See Exhibit Index and Exhibits attached to this Report.

(c)	Financial Statement Schedules

See Financial Statement Schedule included at the end of this Report on page F-21.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Rochester, State of Minnesota.

PEMSTAR INC.

Date: June 13, 2005	By:	/s/ Allen J. Berning
Allen J. Berning
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated. KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Greg S. Lea, as their true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities to sign the Annual Report on Form 10-K of Pemstar Inc. for the 12 months ended March 31, 2005 and any and all amendments to such Annual report on Form 10-K and to file same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or the substitutes for such attorney-in-fact and agent, may lawfully do or cause to be done by virtue hereof.

Signature	Title	Date
/s/ Allen J. Berning Allen J. Berning	Chairman, Chief Executive Officer and Director (principal executive officer)	June 13, 2005

/s/ Roy A. Bauer Roy A. Bauer	President, Chief Operating Officer and Director	June 13, 2005

/s/ Greg S. Lea Greg S. Lea	Chief Financial Officer and Director (principal financial officer)	June 13, 2005

/s/ Thomas A. Burton Thomas A. Burton	Director	June 13, 2005

/s/ Kenneth E. Hendrickson Kenneth E. Hendrickson	Director	June 13, 2005

/s/ Bruce M. Jaffe Bruce M. Jaffe	Director	June 13, 2005

Wolf Michel	Director

/s/ Michael Odrich Michael Odrich	Director	June 13, 2005

/s/ Steven E. Snyder Steven E. Snyder	Director	June 13, 2005

/s/ Larry R. Degen Larry R. Degen	Vice President, Principal Accounting Officer (principal accounting officer)	June 13, 2005

EXHIBIT INDEX

Exhibit No.
3.1	Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-3 (File No. 333-75284)).

3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (File No. 333-37162)).

4.1	Form of Promissory Note (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (File No. 333-37162)).

4.2	Form of Certificate of Common Stock of the Company (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 333-37162)).

4.3	Rights Agreement, dated as of August 11, 2000, between the Company and Wells Fargo Bank, N.A., as Rights Agent (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-3 (File No. 333- 75284)).

4.4	Amended and Restated Rights Agreement Amendment by and between the Company and Wells Fargo Bank Minnesota, N.A. dated May 8, 2002 (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form 8-A/A filed on July 29, 2002).

4.5	Form of Indenture relating to Senior Debt Securities (incorporated by reference to Exhibit 4.7 to the Company’s Registration Statement on Form S-3 (File No. 333-75284)).

4.6	Form of Indenture relating to Subordinated Debt Securities (incorporated by reference to Exhibit 4.8 to the Company’s Registration Statement on Form S-3 (File No. 333-75284)).

4.7	Form of Initial Notes (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on May 6, 2002).

4.8	Form of Warrants (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on May 6, 2002).

4.9	Warrant dated May 10, 2002 to Smithfield Fiduciary LLC (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on May 13, 2002).

4.10	Warrant dated May 10, 2002 to Citadel Equity Fund Ltd. (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on May 13, 2002).

10.1	Loan Agreement, dated June 27, 2002, by and between the Pemstar (Thailand) Limited and Thai Farmers Bank Public Company Limited and related Guarantee Agreement by Pemstar Inc., dated June 25, 2002 (incorporated by reference to Exhibit 10.4 in the Company’s Quarterly Report on Form 10-Q for the period ending June 30, 2002 (File No. 000-31223).

10.2	Purchase Agreement by and among the Company, Smithfield Fiduciary LLC and Citadel Equity Fund Ltd. dated May 3, 2002 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 6, 2002).

10.3	Registration Rights Agreement by and among the Company, Smithfield Fiduciary LLC and Citadel Equity Fund Ltd. dated May 3, 2002 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on May 6, 2002).

10.4	Registration Rights Agreement by and among the Company, Smithfield Fiduciary LLC and Citadel Equity Fund Ltd. dated May 10, 2002 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 13, 2002).

10.5	Letter Agreement by and among the Company, Smithfield Fiduciary LLC and Citadel Equity Fund Ltd. dated May 8, 2002 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 13, 2002).

10.6	Letter Agreement by and among the Company, Smithfield Fiduciary LLC and Citadel Equity Fund Ltd. dated May 10, 2002 (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on May 13, 2002).

10.7	Amendment and Termination Agreement by and among the Company, Smithfield Fiduciary LLC and Citadel Equity Fund Ltd. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 19, 2002).

10.8	Form of Change in Control Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 (File No. 333-37162)).

10.9	First Amended and Restated Investor Rights Agreement, dated as of June 7, 1999 between the Company and certain shareholders (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1 (File No. 333-37162)).

10.10*	Pemstar Inc. 1994 Stock Option Plan (incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1 (File No. 333-37162)).

10.11*	Pemstar Inc. 1995 Stock Option Plan (incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-1 (File No. 333-37162)).

10.12*	Pemstar Inc. 1997 Stock Option Plan (incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-1 (File No. 333-37162)).

10.13*	Pemstar Inc. Amended and Restated 1999 Stock Option Plan (incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-1 (File No. 333-37162)).

10.14*	Pemstar Inc. 2000 Stock Option Plan (incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement on Form S-1 (File No. 333-37162)).

10.15*	Pemstar Inc. 2000 Employee Stock Purchase Plan, as amended (incorporated by reference to Exhibit 10.6 in the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002).

10.16*	Pemstar Inc. 2002 Stock Option Plan (incorporated by reference to Exhibit 10.7 in the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002).

10.17*	Form of agreement—Pemstar Inc. Incentive Stock Option Agreement used for granting options to executive officers under the Pemstar Inc. 1994 Stock Option Plan, the Pemstar Inc. 1995 Stock Option Plan, the Pemstar Inc. 1997 Stock Option Plan, the Pemstar Inc. Amended and Restated 1999 Stock Option Plan, the Pemstar Inc. 2000 Stock Option Plan and the Pemstar Inc. 2002 Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 1, 2005) (File No. 000-31223)).

10.18*	Form of agreement—Pemstar Inc. Non-Qualified Stock Option Agreement used for granting options to executive officers under the Pemstar Inc. 1994 Stock Option Plan, the Pemstar Inc. 1995 Stock Option Plan, the Pemstar Inc. 1997 Stock Option Plan, the Pemstar Inc. Amended and Restated 1999 Stock Option Plan, the Pemstar Inc. 2000 Stock Option Plan and the Pemstar Inc. 2002 Stock Option Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 1, 2005) (File No. 000-31223)).

10.19*	PEMSTAR Inc. Senior Management Variable Compensation Plan (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for quarter ended June 30, 2004 (File No. 000-31223)).

10.20	Lease, dated June 29, 1998, between the Company and Leslie E. Nelson as Trustee of the Leslie E. Nelson Revocable Trust dated December 20, 1994, as amended (incorporated by reference to Exhibit 10.19 to the Company’s Registration Statement on Form S-1 (File No. 333-37162)).

10.21	Sub-Lease Agreement, dated February 3, 1999, between Hongguan Technologies (S) Pte. Ltd. and Pemstar-Hongguan Pte. Ltd. (incorporated by reference to Exhibit 10.20 to the Company’s Registration Statement on Form S-1 (File No. 333-37162)).

10.22	Lease Agreement dated September 30, 1998, between Guadalajara Industrial Technologico, S.A. de C.V. and Pemstar de Mexico S.A. de C.V. (incorporated by reference to Exhibit 10.21 to the Company’s Registration Statement on Form S-1 (File No. 333-37162)).

10.23	Sublease for Office Premises, dated May 1, 1999, between Pemstar B.V. and Fluke Industrial B.V. and Lease Agreement for Office Premises dated July 11, 1997 between Fortress Beheer I B.V. & Garden End Building B.V. and Fluke Industrial B.V. (incorporated by reference to Exhibit 10.22 to the Company’s Registration Statement on Form S-1 (File No. 333-37162)).

10.24	Sublease Assignment Agreement dated June 8, 1999 between the Company and Bell Microproducts, Inc. (incorporated by reference to Exhibit 10.23 to the Company’s Registration Statement on Form S-1 (File No. 333-37162)).

10.25	Land and Factory Lease Agreement dated April 27, 2000 between the Company and Thai Factory Development Public Company Limited (incorporated by reference to Exhibit 10(ii) to the Company’s Quarterly Report on Form 10-Q for the period ending September 30, 2000 (File No. 000-31223)).

10.26	Lease Agreement dated August, 2000 between Pemstar De Mexico, S.A. de C.V. and Guadalajara Industrial Tecnologico, S.A. de C.V. (incorporated by reference to Exhibit 10(iv) to the Company’s Quarterly Report on Form 10-Q for the period ending September 30, 2000 (File No. 000-31223)).

10.27	Rental Agreement dated September 28, 2000 between Pemstar B.V. and GE Capital B.V. (incorporated by reference to Exhibit 10(v) to the Company’s Quarterly Report on Form 10-Q for the period ending September 30, 2000 (File No. 000-31223)).

10.28	Multi-Tenant Industrial Triple Net Lease dated March 12, 2000 between the Company and Senter Road, LLC (incorporated by reference to Exhibit 10(vi) to the Company’s Quarterly Report on Form 10-Q for the period ending September 30, 2000 (File No. 000-31223)).

10.29	Lease Agreement, dated April 22, 1981, between the City of Dunseith, North Dakota and Turtle Mountain Corporation (incorporated by reference to Exhibit 10.37 to the Company’s Registration Statement on Form S-1 (File No. 333-60832)).

10.30	Lease Agreement dated April 30, 2001, between the Company and James F. Matthews and Judith Matthews (incorporated by reference to Exhibit 10.33 to the Company’s Registration Statement on Form S-1 (File No. 333-60832)).

10.31	Lease Agreement, dated 5 April 2001, between Derraglen Trading Limited, Pemstar Ireland Limited and the Company (incorporated by reference to Exhibit 10(iii) to the Company’s Quarterly Report on Form 10-Q for the period ending June 30, 2001 (File No. 000-31223)).

10.32	Asset Purchase Agreement dated as of May 7, 2001, between the Company, U.S. Assemblies New England, Inc., MATCO Electronics Group, Inc. and James F. Matthews (incorporated by reference to Exhibit 10.34 to the Company’s Registration Statement on Form S-1 (File No. 333-60832)).

10.33	Asset Purchase Agreement dated as of April 30, 1999, by and between the Company and Bell Microproducts, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 (File No. 333-37162)).

10.34	Loan and Security Agreement between the Company, Turtle Mountain Corporation, Pemstar Pacific Consultants Inc. and Gentlelife, Inc., Congress Financial Corporation and Fleet Capital Corporation dated April 25, 2003 (incorporate by reference to Exhibit 4.1 to the Company’s Report on Form 8-K dated April 28, 2003 (File No. 000-31223))

10.35	Amendment No. 1 to Loan and Security Agreement, dated as of April 25, 2003, between the Company, Turtle Mountain Corporation, Pemstar Pacific Consultants Inc. and Gentlelife, Inc., Congress Financial Corporation and Fleet Capital Corporation dated April 25, 2003 (incorporated by reference to Exhibit 4.2 to the Company’s Report on Form 8-K dated April 28, 2003 (File No. 000-31223)).

10.36	Amendment No. 2 to Loan and Security Agreement, dated as of June 30, 2003, between the Company, Turtle Mountain Corporation, Pemstar Pacific Consultants Inc. and Gentlelife, Inc., Congress Financial Corporation and Fleet Capital Corporation dated April 25, 2003 (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 10-Q dated August 7, 2003 (File No. 000-31223)).

10.37	Amendment No. 3 to Loan and Security Agreement, dated as of July 10, 2003, between the Company, Turtle Mountain Corporation, Pemstar Pacific Consultants Inc. and Gentlelife, Inc., Congress Financial Corporation and Fleet Capital Corporation dated April 25, 2003 (incorporated by reference to Exhibit 4.2 to the Company’s Report on Form 10-Q dated August 7, 2003 (File No. 000-31223)).

10.38	Amendment No. 4 to Loan and Security Agreement, dated as of January 5, 2004, between the Company, Turtle Mountain Corporation, Pemstar Pacific Consultants Inc. and Gentlelife, Inc., Congress Financial Corporation and Fleet Capital Corporation dated April 25, 2003 (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 10-Q dated January 9, 2004 (File No. 000-31223)).

10.39	Amendment No. 5 to Loan and Security Agreement, dated as of January 6, 2004, between the Company, Turtle Mountain Corporation, Pemstar Pacific Consultants Inc. and Gentlelife, Inc., Congress Financial Corporation and Fleet Capital Corporation dated April 25, 2003 (incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 8-K dated January 9, 2004 (File No. 000-31223)).

10.40	Amendment No. 6 to Loan and Security Agreement, dated as of January 6, 2004, between the Company, Turtle Mountain Corporation, Pemstar Pacific Consultants Inc. and Gentlelife, Inc., Congress Financial Corporation and Fleet Capital Corporation dated April 25, 2003 (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 10-Q dated February 17, 2004 (File No. 000-31223)).

10.41	Amendment No. 7 to Loan and Security Agreement, dated as of April 12, 2004, between the Company, Turtle Mountain Corporation, Pemstar Pacific Consultants Inc. and Gentlelife, Inc., Congress Financial Corporation and Fleet Capital Corporation dated April 25, 2003 (incorporated by reference to Exhibit 10.38 to the Company’s Report on Form 10-K dated June 11, 2004 (File No. 000-31223)).

10.42	Amendment No. 8, dated as of June 4, 2004, to Loan and Security Agreement dated April 25, 2003 by and among the Company, Turtle Mountain Corporation, Pemstar Pacific Consultants Inc., Gentlelife, Inc., Congress Financial Corporation and Fleet Capital Corporation. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for quarter ended June 30, 2004 (File No. 000-31223)).

10.43	Amendment No. 9, dated as of September 20, 2004, to Loan and Security Agreement dated April 25, 2003 by and among the Company, Turtle Mountain Corporation, Pemstar Pacific Consultants Inc., Gentlelife, Inc., Congress Financial Corporation and Fleet Capital Corporation (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on October 6, 2004) (File No. 000-31223)).

10.44	Amendment No. 10, dated as of September 30, 2004, to Loan and Security Agreement dated April 25, 2003 by and among the Company, Turtle Mountain Corporation, Pemstar Pacific Consultants Inc., Gentlelife, Inc., Congress Financial Corporation and Fleet Capital Corporation (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on October 6, 2004) (File No. 000-31223)).

10.45	Amendment No. 11, dated as of December 31, 2004, to Loan and Security Agreement dated April 25, 2003 by and among the Company, Turtle Mountain Corporation, Pemstar Pacific Consultants Inc., Gentlelife, Inc., Congress Financial Corporation and Fleet Capital Corporation.

10.46	Amendment No. 12, dated as of January 3, 2005, to Loan and Security Agreement dated April 25, 2003 by and among the Company, Turtle Mountain Corporation, Pemstar Pacific Consultants Inc., Gentlelife, Inc., Congress Financial Corporation and Fleet Capital Corporation.

10.47	Krung Thai Bank Public Company Limited agreements for credit facilities and other services to Pemstar (Thailand) Co., Ltd. (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for quarter ended June 30, 2004 (File No. 000-31223)).

10.48	Credit Agreement between Pemstar B.V. and ABN AMRO Bank N.V. dated September 28, 2004 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 4, 2004) (File No. 000-31223)).

10.49	Lease agreement between Company and PEM (MN) QRS 15-39, INC., a Delaware corporation, dated March 28, 2003 (incorporated by reference to Exhibit 4.3 to the Company’s Report on Form 8-K dated April 28, 2003 (File No. 000-31223)).

12.1	Computation of Ratio of Earnings to Fixed Charges.

21.1	Subsidiaries of the Company.

23.1	Consent of Grant Thornton LLP

23.2	Consent of Ernst & Young LLP.

24.1	Power of Attorney (included with signatures on page 34, herein).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit to Form 10-K pursuant to Item 15(b) of this Report

Pemstar will furnish a copy of any exhibit upon a shareholder’s request and payment of reasonable expenses associated with furnishing the exhibit. Shareholders should submit requests to the attention of Bruce Borgerding of Pemstar Inc., 3535 Technology Drive NW, Rochester, MN 55901.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

PEMSTAR Inc.

We have audited the accompanying consolidated balance sheets of Pemstar Inc. as of March 31, 2005, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the year ended March 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above, present fairly, in all material respects, the consolidated financial position of Pemstar Inc. as of March 31, 2005, and the consolidated results of their operations and their consolidated cash flows for the year ended March 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying Schedule II is presented for purposes of additional analysis and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Pemstar Inc.’s internal control over financial reporting as of March 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated June 13, 2005 expressed an unqualified opinion on management’s assessment of the effectiveness of Pemstar Inc.’s internal control over financial reporting and an adverse opinion on the effectiveness of Pemstar Inc.’s internal control over financial reporting because of the existence of a material weaknesses.

/s/ Grant Thornton LLP

Minneapolis, Minnesota

June 13, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

PEMSTAR Inc.

We have audited the accompanying consolidated balance sheet of PEMSTAR Inc. as of March 31, 2004 and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the two years in the period ended March 31, 2004. Our audits also included the financial statement schedules listed in the Index at Item 15(a). These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of PEMSTAR Inc. as of March 31, 2004 and the consolidated results of their operations and their cash flows for each of the two years in the period ended March 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets,” in 2003.

Ernst & Young LLP

Minneapolis, Minnesota

May 7, 2004

CONSOLIDATED BALANCE SHEETS

PEMSTAR Inc.

(In thousands, except per share data)	March 31, 2005	March 31, 2004
Assets
Current assets:
Cash and cash equivalents	$26,038	$9,832
Accounts receivable, net	102,516	127,823
Recoverable income taxes	1,248	870
Inventories	73,402	93,661
Unbilled services	8,078	11,547
Deferred income taxes	953	63
Prepaid expenses and other	10,657	14,810

Total current assets	222,892	258,606

Property, plant and equipment	80,097	93,121

Goodwill, net	33,878	33,878
Deferred income taxes	2,733	2,177
Other assets	4,394	6,351

Total assets	$343,994	$394,133

Liabilities and shareholders’ equity
Current liabilities:
Cash overdraft	$375	$7,130
Revolving credit facilities and current maturities of long-term debt	79,068	68,618
Current maturities of capital lease obligations	453	1,769
Accounts payable	88,543	106,644
Income taxes payable	1,556	631
Accrued expenses and other	27,400	22,925

Total current liabilities	197,395	207,717

Long-term debt, less current maturities	6,560	8,856
Capital lease obligations, less current maturities	11,973	11,867
Other liabilities and deferred credits	2,895	7,384

Shareholders’ equity:
Common stock, par value $0.01, 150,000 shares authorized; shares issued and outstanding; 2005 – 45,178 shares; 2004 – 45,136 shares	452	451
Additional paid-in capital	255,067	255,153
Accumulated other comprehensive income	3,601	3,081
Accumulated deficit	(133,949)	(100,212)
Loans to shareholders	—	(164)

Total shareholders’ equity	125,171	158,309

Total liabilities and shareholders’ equity	$343,994	$394,133

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

PEMSTAR Inc.

(In thousands, except per share data)	Year Ended March 31,
	2005	2004	2003
Net sales	$689,916	$669,446	$668,175
Costs of goods sold	652,018	626,832	637,074

Gross profit	37,898	42,614	31,101

Selling, general and administrative expenses	60,374	52,306	51,076
Restructuring costs	5,205	7,961	4,249
Amortization	219	107	129

Operating loss	(27,900)	(17,760)	(24,353)

Other (income) expense – net	(928)	(794)	(558)
Interest expense	8,162	7,815	8,870

Loss before income taxes and cumulative effect of accounting change	(35,134)	(24,781)	(32,665)

Income tax (benefit) expense	(1,397)	503	753

Loss before cumulative effect of accounting change	(33,737)	(25,284)	(33,418)
Cumulative effect of accounting change	—	—	(5,346)

Net loss	$(33,737)	$(25,284)	$(38,764)

Basic and diluted loss per common share:
Loss before cumulative effect of accounting change	$(.75)	$(.60)	$(.90)
Cumulative effect of accounting change	—	—	(.14)

Net loss	$(.75)	$(.60)	$(1.04)

Average shares used in computing net loss per common share:
Basic and diluted	45,154	42,002	37,133

See notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

PEMSTAR Inc.

(In thousands)	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Loans to Shareholders	Total
	Shares	Amount
Balance, March 31, 2002	36,701	$367	$232,233	$(2,131)	$(36,164)	$(908)	$193,397
Issuance of common stock in employee stock programs	785	8	1,092	—	—	—	1,100
Payments on loans to shareholders	—	—	—	—	—	399	399
Issuance of warrants	—	—	1,618	—	—	—	1,618
Comprehensive loss income:
Net loss	—	—	—	—	(38,764)	—	(38,764)
Foreign currency translation adjustment	—	—	—	2,117	—	—	2,117

Comprehensive loss	—	—	—	—	—	—	(36,647)

Balance, March 31, 2003	37,486	375	234,943	(14)	(74,928)	(509)	159,867

Issuance of common stock in employee stock programs	191	1	365	—	—	—	366
Payments on loans to shareholders	(16)	—	(61)	—	—	345	284
Issuance of common stock	7,475	75	19,906	—	—	—	19,981
Comprehensive loss:
Net loss	—	—	—	—	(25,284)	—	(25,284)
Foreign currency translation adjustment	—	—	—	3,095	—	—	3,095

Comprehensive loss	—	—	—	—	—	—	(22,189)

Balance, March 31, 2004	45,136	451	255,153	3,081	(100,212)	(164)	158,309

Issuance of common stock in employee stock programs	87	1	(32)	—	—	—	(31)
Payments on loans to shareholders	(45)	—	(54)	—	—	164	110
Comprehensive loss:
Net loss	—	—	—	—	(33,737)	—	(33,737)
Foreign currency translation adjustment	—	—	—	520	—	—	520

Comprehensive loss	—	—	—	—	—	—	(33,217)

Balance, March 31, 2005	45,178	$452	$255,067	$3,601	$(133,949)	$—	$125,171

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

PEMSTAR Inc.

	Year ended March 31,
(In thousands)	2005	2004	2003
Cash flows from operating activities:
Net loss	$(33,737)	$(25,284)	$(38,764)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	22,023	22,082	20,021
Amortization	1,361	1,426	1,693
Goodwill accounting change	—	—	5,346
Deferred income taxes	(681)	(500)	(584)
Non-cash restructuring charges and other	(294)	1,201	1,086
Other deferred credits	(174)	(907)	(844)
Change in operating assets and liabilities:
Accounts receivable	25,920	(13,747)	12,885
Inventories	20,947	(22,234)	24,991
Recoverable income taxes	(378)	(587)	3,591
Unbilled services	3,469	(750)	5,559
Prepaid expenses and other	4,482	(6,892)	1,487
Accounts payable	(18,499)	17,224	7,285
Accrued expenses and other	873	8,434	3,559

Net cash provided by (used in) operating activities	25,312	(20,534)	47,311
Cash flows used in investing activities:
Decrease (increase) in restricted cash	4	4,264	1,296
Business acquisitions, net of cash acquired	—	(4,223)	(4,376)
Proceeds from sale of property, plant and equipment	2,617	204	42
Purchases of property, plant and equipment	(10,909)	(21,745)	(12,555)

Net cash used in investing activities	(8,288)	(21,500)	(15,593)
Cash flows (used in) provided by financing activities:
Bank overdrafts	(6,777)	7,131	—
Proceeds from common stock sales/minority interest	243	19,981	—
Proceeds from sale of warrants	—	—	560
Proceeds from (treasury stock loss on) employee stock programs (net)	(31)	366	1,100
Payments on loans to shareholders	110	284	399
Proceeds from government grants	—	—	300
Proceeds from sale and leaseback	—	—	7,476
Principal payments on borrowings	(14,288)	(62,150)	(54,274)
Proceeds from borrowings	20,510	54,787	35,592
Debt placement costs	(346)	(1,681)	(1,099)

Net cash (used in) provided by financing activities	(579)	18,718	(9,946)

Effect of exchange rate changes on cash	(239)	386	(493)

Net increase (decrease) in cash and cash equivalents	16,206	(22,930)	21,279
Cash and cash equivalents:
Beginning of year	9,832	32,762	11,483

End of year	$26,038	$9,832	$32,762

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PEMSTAR Inc.

(In thousands, except per share data)

Note 1. Nature of Business and Significant Accounting Policies

Business – PEMSTAR Inc. (the “Company”) is a leading provider of electronics manufacturing services to original equipment manufacturers in the communications, computing and data storage, industrial and medical equipment sectors. The Company provides its services to customers on a global basis through manufacturing facilities located in North America, Asia, Europe and South America.

Principles of consolidation – The accompanying financial statements include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany accounts and transactions are eliminated in the consolidated financial statements.

Revenue recognition – Revenue from the sale of products is recognized when the product is shipped to the customer. In limited circumstances, although the physical product remains on the Company’s premises at the request of the customer, when title and risks and rewards of ownership have contractually passed to the customer, revenue is recognized in accordance with the guidance of Staff Accounting Bulletin No. 104. Revenue from sale of products includes sales of excess inventories to customers at cost under contract provisions totaling $12,778, $8,426, and $23,774 for the years ended March 31, 2005, 2004 and 2003, respectively. Revenue from design, development and engineering services is recognized when the services are performed and collectibility is reasonably certain. Such services provided under fixed price contracts are accounted for using the percentage of completion method as outlined in SOP 81-1, “Accounting for Performance of Contract-Type and Certain Production-Type Contracts” using hours of services for measurement of the extent of progress towards completion. Revenue recognized in excess of billed amounts under fixed price contracts or unbilled engineering services is classified as unbilled services in the balance sheet.

Cash and cash equivalents – The Company considers all highly liquid debt securities purchased with a maturity of three months or less to be cash equivalents. Cash equivalents are recorded at cost, which approximates market value.

Inventories – Inventories are stated at the lower of cost (first-in, first-out method) or market and include freight-in, materials, labor and manufacturing overhead costs.

Property, plant and equipment – Property, plant and equipment is stated at cost. Costs incurred to maintain property plant and equipment that do not comprise major improvements or extend the life of the asset are expensed as repairs and maintenance as incurred. Capital expenditures below certain policy thresholds are expensed as purchased as well. Depreciation is computed using the straight-line method over the following estimated useful lives:

Number of Years
Buildings and improvements	4 to 40
Machinery and equipment	4 to 7
Furniture and fixtures	2 to 10
Computer hardware and software	4

Amortization of assets acquired under capital leases is included in depreciation expense.

Goodwill – Effective April 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” Under this standard, goodwill and intangibles with indefinite useful lives are no longer amortized. This standard also requires, at a minimum, an annual assessment of the carrying value of goodwill and other intangibles with indefinite useful lives. If the carrying value of goodwill or an intangible asset exceeds its fair value, an impairment loss shall be recognized. Intangible assets with finite lives are amortized over their estimated useful lives.

SFAS No. 142 requires the Company to complete an annual impairment review of its goodwill assets. As a result of the Company’s completion of its transitional impairment test using a discounted cash flow model as required by SFAS No. 142, it determined that goodwill pertaining to one of its acquisitions was impaired. As such, the Company recorded as a cumulative effect of a change in accounting principle a write-off of goodwill in fiscal 2003 in the amount of $5,346 on which the Company recognized no tax benefit. This change resulted from the reduction in perceived fair value of our Thailand operation, given actual fiscal 2002 and expected fiscal 2003 operating losses following the significant infrastructure expansion.

Long-lived assets – The Company follows SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” As such, the Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that our carrying value of long-lived may not be recoverable. Long-lived assets are considered not recoverable when the carrying amount of a long-lived asset (asset group) exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset (asset group). If it is determined that a long-lived asset (asset group) is not recoverable, an impairment loss is recorded equal to the excess of the carrying amount of the long-lived asset (asset group) over the long-lived asset’s (asset group’s) fair value. Fair value is the amount at which the long-lived asset (asset group) could be bought or sold in a current transaction between a willing buyer and seller, other than in a forced or liquidation sale.

Estimated warranty claim – The Company sells its products with a warranty that provides for repairs or replacements of any defective workmanship for a one-year period after the sale. Based upon historical experience, the accrual for warranty claims is not material at March 31, 2005 and 2004.

Foreign currency – For subsidiaries where the U.S. dollar is the functional currency, all foreign currency asset and liability amounts are remeasured into U.S. dollars at end-of-period exchange rates, except for inventories, prepaid expenses, property, plant and equipment, and intangible assets, which are remeasured at historical rates. Foreign currency income and expenses are remeasured at average exchange rates in effect during the year, except for expenses related to balance sheet amounts remeasured at historical exchange rates. Exchange gains and losses arising from remeasurement of foreign currency-denominated monetary assets and liabilities are included in (loss) income in the period in which they occur.

For subsidiaries where the local currency is the functional currency, assets and liabilities denominated in local currencies are translated into U.S. dollars at end of period exchange rates, and the resultant translation adjustments are reported, net of their related tax effects, as a component of accumulated other comprehensive (loss) income in stockholders’ equity. Assets and liabilities denominated in other than the local currency are remeasured into the local currency prior to translation into U.S. dollars, and the resultant exchange gains or losses are included in (loss) income in the period in which they occur. Income and expenses are translated into U.S. dollars at average exchange rates in effect during the period.

Comprehensive income (loss) reflects the change in equity of a business during a period from transactions and other events and circumstances from non-owner sources. For the Company, comprehensive (loss) income represents net (loss) income adjusted for foreign currency translation adjustments.

Shipping and handling fees – The Company classifies costs associated with shipping and handling fees as a component of cost of goods sold. Customer billings related to shipping and handling fees are reported as net sales.

Income taxes – The Company accounts for income taxes following the provisions of SFAS No. 109, “Accounting for Income Taxes.” SFAS No. 109 requires that deferred income taxes be recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year end, based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable earnings. Valuation allowances are established when necessary to reduce deferred tax assets to the amount more likely than not to be realized. The effect of changes in tax rates is recognized in the period in which the rate change occurs.

Research and development – Research and development costs are expensed when incurred and totaled $551, $529 and $1,011 for the years ended March 31, 2005, 2004, and 2003, respectively.

Use of estimates – Preparing consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, related revenues and expenses and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from these estimates.

The Company grants credit to customers in the normal course of business. Management performs on-going credit evaluations of customers before sales are approved. The Company determines its allowance for doubtful accounts by considering a number of factors, including the length of time trade accounts receivable are past due, the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. The Company writes-off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts.

Given the volatility of the markets in which the Company operates, the Company makes adjustments to its value of inventories based on estimates of potentially excess and obsolete inventory after considering customer forecasted demand and forecasted average selling price and its ability to sell excess inventory quantities back to its customers within contract terms. However, forecasts are subject to revisions, cancellations, and rescheduling. Actual demand will inevitably differ from such anticipated demand, and such differences may have a material effect on the Company’s financial position and results of operations, if additional write-offs are required.

In assessing the recoverability of our goodwill and other intangible assets we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. These cash flow estimates take into account current customer volumes and the expectation of new or renewal projects, historic gross margins, historic working capital parameters and planned capital expenditures. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets not previously recorded.

Stock-based compensation – The Company has adopted the pro-forma disclosure only requirements of SFAS No. 123, “Accounting for Stock-Based Compensation”, and accordingly, accounts for stock options issued to employees using the intrinsic value method of Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees.” Compensation expense is recorded on the date stock options are granted only if the current fair market value of the underlying stock exceeds the exercise price of the option. Accordingly, no compensation cost has been recognized for grants under these stock option plans since the exercise price equaled the fair market value of the stock on the date of grant. Had compensation cost for stock option grants been based on the grant date fair values of awards (the method described in SFAS No. 123), reported net loss would have been changed to the pro forma amounts reported below.

	Year Ended March 31,
	2005	2004	2003
Net loss:
As reported	$(33,737)	$(25,284)	$(38,764)
Additional compensation expense	(3,504)	(3,459)	(4,289)

Pro forma	$(37,241)	$(28,743)	$(43,053)

Basic and diluted loss per share:
As reported	$(.75)	$(.60)	$(1.04)
Pro forma	(.82)	(.68)	(1.16)

The fair value of each option grant has been estimated at the grant date using a Black-Scholes option pricing model with the following weighted average assumptions: dividend rate of 0% for all years; risk-free interest rates of 4.60%, 3.86% and 3.83% for 2005, 2004 and 2003, respectively, volatility factor of expected market price of our common stock of 0.7, 0.7 and 1.5 for 2005, 2004 and 2003, respectively, and expected lives of ten years. The pro-forma additional compensation expense for the year ended March 31, 2005 includes $1,143 resulting from accelerated vesting in March 2005 of options whose exercise price exceeded current quoted market value. The accelerated vesting enabled the Company to avoid recognizing in its income statement compensation expense associated with these options in future periods upon the adoption by Pemstar of FASB Statement No. 123(R) “Share-Based Payment” in April 2006.

Net (loss) income per common share – The Company follows the provisions of SFAS No. 128, “Earnings per Share.” Basic net (loss) income per share is computed based upon the weighted average number of common shares issued and outstanding during each year. Diluted net (loss) income per share amounts assume conversion, exercise or issuance of all potentially dilutive common stock instruments (stock options as discussed in Note 13).

Common stock equivalents and their impact on net loss have been excluded from the diluted per share calculation for all years presented, since the Company incurred net losses and the inclusion of common stock equivalents would have had an anti-dilutive impact. Potentially dilutive securities, which have been excluded, consist of i) unexercised stock options and warrants to purchase 5,906, 5,977 and 5,978 shares of the Company’s common stock as of March 31, 2005, 2004 and 2003, respectively, and ii) 2,193 shares of the Company’s common stock issuable upon conversion of convertible debt as of March 31, 2005, 2004 and 2003, respectively.

New Accounting Pronouncements – In December 2004, the FASB issued a revision to Statement No. 123 (revised 2004), Share-Based Payment. Statement 123(R) will, with certain exceptions, requires entities that grant stock options and shares to employees to recognize the fair value of those options and shares as compensation cost over the service (vesting) period in their financial statements. The measurement of that cost will be based on the fair value of the equity or liability instruments issued. Statement 123(R) is required to be adopted by the Company in the first interim period beginning after our fiscal year 2006. As part of this adoption, the Company will begin expensing its options effective April 1, 2006 and has also elected to not restate prior period results. Since the Company will continue to issue stock options to employees as a form of incentive compensation and because the company has outstanding stock options that will vest on or after April 1, 2006, the adoption of this FASB is expected to have a significant impact on the financial statements, but has not yet determined the impact.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets - an amendment of APB Opinion No. 29. The guidance in APB No. 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in APB No. 29, however, included certain exceptions to that principle. SFAS No. 153 amends APB No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. The Company is currently assessing the impact of the provisions. The provision of SFAS No. 153 is effective in periods beginning after June 15, 2005. The Company does not believe that the adoption of the provisions of SFAS No. 153 will have a material impact on the Company’s consolidated financial statements.

In December 2004, the FASB issued FASB Staff Position No. 109-1 (FAS No. 109-1), Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004. The American Jobs Creation Act (AJCA) introduces a special 9% tax deduction on qualified production activities. FAS No. 109-1 clarifies that this tax deduction should be accounted for as a special tax deduction in accordance with SFAS No. 109. The Company does not expect the adoption of these new tax provisions to have a material impact on its consolidated financial position, results of operations or cash flows. It is not currently possible to predict what impact this Act will have on future earnings.

In December 2004, the FASB issued FASB Staff Position No. 109-2 (FAS No. 109-2), Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creations Act of 2004. The AJCA introduces a limited time 85% dividends received deduction on the repatriation of certain foreign earnings to a United States taxpayer (repatriation provision), provided certain criteria are met. FAS No. 109-2 provides accounting and disclosure guidance for the repatriation provision. Although FAS No. 109-2 is effective immediately, the Company does not expect to be able to complete its evaluation of the repatriation provision until after the United States Congress or the Treasury Department provides additional clarifying language on key elements of the provision.

In March 2004, the EITF issued EITF No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, which provided new guidance for assessing impairment losses on investments. Additionally, EITF No. 03-1 includes new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB delayed the accounting provisions of EITF No. 03-1; however the disclosure requirements remain effective for annual periods ending after June 15, 2004. The Company is evaluating the impact of EITF No. 03-1 once final guidance is issued.

In January 2003, the FASB issued FIN No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51. FIN No. 46 addresses the consolidation by business enterprises of variable interest entities as defined in the interpretation. In December 2003, the FASB issued a revised Interpretation No. 46 (FIN No. 46R), which expands the criteria for consideration in determining whether a variable interest entity should be consolidated. The Company did not have any entities that required disclosure or consolidation as a result of adopting FIN No. 46R.

Note 2. Acquisitions

In September 2001, the Company purchased the membership interests and business of Pacific Consultants LLC (a provider of electromechanical design and test consulting services). The initial purchase price was approximately $20,642, including common stock valued at $10,000, cash and costs of $6,792, and cash or common stock of $3,850 payable up to two years from the date of the acquisition. The purchase agreement provided for additional adjustment of the purchase price, payable in cash or common stock, up to an additional $40,000, if earnings targets were met for the acquired business in the two years following the close. The transaction was accounted for as a purchase. Accordingly, the net assets and operating results have been included in the Company’s financial statements from the date of acquisition. The excess of the purchase price over the estimated fair value of net assets acquired was recorded as goodwill and has not been amortized in accordance with SFAS No. 142. Goodwill of $17,356 was recorded at March 31, 2002 and increased by $253 and $4,376 in the years ended March 31, 2004 and 2003, respectively, for payments made in connection with purchase agreement adjustment of purchase price contract provisions. Payments of $4,086 during the year ended March 31, 2004 fully paid the remaining obligations under this purchase agreement.

Note 3. Accounts Receivable

Accounts receivable consists of the following:

	March 31,
	2005	2004
Accounts receivable	$105,058	$131,207
Less allowance for doubtful accounts	(2,542)	(3,384)

	$102,516	$127,823

Changes to the allowance for doubtful accounts consist of the following:

	March 31,
	2005	2004
Balance at beginning of year	$3,384	$5,381
Bad debt expense	1,163	977
Accounts written off	(2,005)	(1,076)

Balance at end of year	$2,542	$3,384

Note 4. Inventories

Inventories consist of the following:

	March 31,
	2005	2004
Raw materials	$54,004	$70,570
Work in process	8,829	12,562
Finished goods	10,569	10,529

	$73,402	$93,661

Note 5. Property, Plant and Equipment, Net

Property, plant and equipment consists of the following:

	March 31,
	2005	2004
Land	$2,030	$2,683
Buildings and improvements	42,673	30,568
Machinery and equipment	88,690	83,639
Computer hardware and software	38,577	35,809
Construction in progress	1,296	14,626

	173,266	167,325
Less accumulated depreciation	(93,169)	(74,204)

	$80,097	$93,121

Note 6. Financing Arrangements

Long-term debt consists of the following:

	March 31,
	2005	2004
Domestic revolving credit facilities, interest at prime plus a margin ranging from 50 to 100 basis points or LIBOR plus a margin ranging from 250 to 300 basis points (5.4% at March 31, 2005 and 4.9% at March 31, 2004)	$32,142	$36,872
Foreign revolving credit facilities, interest rates ranging from 3.0% to 5.6% or SIBOR plus a margin of 175 basis points (3.0% at March 31, 2005 and 2.9% at March 31, 2004)	45,097	29,802
Convertible senior subordinated notes bearing interest at 6.5%, due May 1, 2007	4,745	4,638
Notes payable bearing interest ranging from 7.1% to 7.4%, due in monthly payments of principal and interest of $297 through April 2004 for domestic notes. The notes are secured by equipment	—	295
Foreign notes payable, interest 5.0% through June 2004 and prime less 100 basis points thereafter to June 2007, due in monthly payments of $127 through June 2007. The notes are secured by buildings	2,672	4,968
Other	972	899

	85,628	77,474
Less current maturities	(79,068)	(68,618)

	$6,560	$8,856

In April 2003, the Company entered into new revolving credit facilities, as amended, with Wachovia Capital Finance Corporation and Bank of America N.A. (formerly Fleet National Bank of Connecticut), which provide up to $90,000 of revolving credit loans and letters of credit and expire in April 2007. The facilities, which are limited to the lesser of the facilities amount or the available borrowing base, calculated as a percentage of eligible accounts receivable and inventory balances, bear interest at prime or Eurodollar rate plus a margin from 50 to 100 basis points, and 250 to 300 basis points, respectively, depending on excess available borrowing capacity within the facilities. The Company is obligated to pay a monthly fee of 3/8% on the unused portion of the facilities. The revolving credit facilities are collateralized by substantially all domestic assets and by investments in foreign subsidiaries. Due to the characteristics of the domestic revolving credit facilities, in accordance with current accounting pronouncements, the Company has classified the amount outstanding as a current liability. Despite the balance sheet classification, the Company intends to manage the domestic revolving credit facilities as long-term debt with a final maturity in April 2007. The Company has letters of credit totaling $1,700 outstanding as of March 31, 2005 under these facilities.

The Company also has separate available lines of credit in certain foreign locations totaling $73,000, renewable annually at the discretion of the lenders. Certain of these lines have been renewed subsequent to year end, consistent with past experience with these lenders. Advances under these lines of credit bear interest at fixed and variable rates ranging from 3.0% to 5.6% at March 31, 2005. The lines of credit are both unsecured and secured by certain foreign inventories, receivables and fixed assets.

In May 2002, pursuant to a securities purchase agreement, the Company sold to two investors $5,000 face value of 6 1/2% convertible senior subordinated notes with a conversion price of $2.28 per share together with a seven year warrant which provided for the purchase of 788 shares of the Company’s common stock at an exercise price of $2.28 per share. The initial carrying value of the notes was reduced by $532 for the fair value of the common stock warrant issued to the two investors. The discount to the note is being amortized over the seven-year life of the note.

As consideration for entering into the transaction, in lieu of cash, the Company issued additional warrants to the two investors to purchase 1,000 shares of the Company’s common stock at an exercise price of $2.00 per share. The fair value of the warrants of $898 was capitalized as financing fees and is being amortized over the seven year life of the notes.

In July 2002, the Company entered into an amendment and termination agreement eliminating the remaining obligation to sell notes and related warrants pursuant to the securities purchase agreement. The Company issued additional warrants in consideration for the amendment and termination agreement providing for the purchase of 250 shares of the Company’s common stock. The fair value of the warrants of $188 was charged to interest expense as a cost of termination of the agreement.

Aggregate maturities of long-term debt are as follows for the years ending March 31:

2006	$79,068
2007	1,367
2008	4,878
2009	84
2010	34
Thereafter	197

$85,628

Note 7. Restructuring and Impairment Charges

A rollforward of restructuring provisions is as follows:

	Employee Termination and Severance Costs	Future Lease Costs	Total
Fiscal 2003:
Fiscal 2003 restructuring charges	$2,439	$1,037	$3,476
Cash payments	(2,209)	(500)	(2,709)
Foreign currency translation adjustment	112	—	112

Reserve balance at March 31, 2003	342	537	879
Fiscal 2004:
Fiscal 2004 restructuring charges	1,066	4,608	5,674
Additions to fiscal 2003 restructuring charges	—	1,063	1,063
Cash payments	(1,318)	(2,274)	(3,592)
Foreign currency translation adjustment	53	—	53

Reserve balances at March 31, 2004	143	3,934	4,077
Fiscal 2005:
Fiscal 2005 restructuring charges	1,166	2,739	3,905
Cash payments	(1,240)	(2,884)	(4,124)
Foreign currency translation adjustment	(1)	3	2

Reserve balances at March 31, 2005	$68	$3,792	$3,860

During fiscal 2003, the Company incurred restructuring costs of $4,249. Of this, $1,810, related to the decision to consolidate separate manufacturing facilities in San Jose, California, into a single facility, consisting of lease discontinuation costs of $1,037 and accelerated amortization of leasehold improvements of $773. Additionally, $2,439 of severance costs were incurred, primarily in The Netherlands and in the United States’ locations, responding to reductions in local business requirements. As of March 31, 2005, there are no further payments expected for these restructuring costs.

During fiscal 2004, the Company recorded charges of $7,961 for restructuring related costs as a result of a Company initiative based upon a strategic review of the Company’s primary products and business aimed at optimizing and aligning its manufacturing capacity with customer demand, while positioning the Company for stronger operating results. The charges consisted of asset write-downs of $1,224 for machinery and equipment; $1,066 for employee termination and severance costs related to approximately 100 salaried and hourly employees located primarily at three domestic operating sites; and $5,671 for adjustment of expected future lease costs, associated with the closing of one California facility in fiscal 2003 and one additional California facility in fiscal 2004. The fiscal 2004 restructuring actions taken pertain to operations for those businesses and locations experiencing negligible or negative growth due to continued market declines in the Communications and Optical business sectors. Certain machinery and equipment were written down to their estimated fair values as a direct result of the continued decline in the optical business sector, which has resulted in excess capacity and under-utilized machinery and equipment. As of March 31, 2005, accruals of $1,270 remain with respect to these future lease costs.

During fiscal 2005, the Company recorded charges of $5,205 for restructuring related costs to further reduce facilities and employee counts to position the Company for stronger operating results. These charges consisted of asset write-downs of $1,300, primarily leasehold improvements; $1,166 for employee termination and severance costs related to approximately 275 salaried and hourly employees (135 domestic and 140 Central and South America sites); and $2,739 for expected losses on lease commitments in our Taunton, Massachusetts, Chaska, Minnesota and secondary Rochester, Minnesota sites.

The fiscal 2005 restructuring actions taken pertain to further reducing general excess capacity and create the opportunity to streamline personnel and capital deployed into the remaining sites. As of March 31, 2005, accruals of $68 and $2,522 remain related to these employee termination and severance costs and future lease costs, respectively.

As of March 31, 2005, approximately $4,651, $4,456 and $1,318 of cash payments had been made against the accrual associated with the fiscal 2003, 2004 and 2005 charges, respectively.

Note 8. Other (Income) Expense – Net

The other (income) expense - net consists of the following:

	Year Ended March 31,
	2005	2004	2003
Foreign currency losses (gains)	$124	$(631)	$(387)
Other (income) expense-net	(1,052)	(163)	(171)

	$(928)	$(794)	$(558)

Note 9. Fair Value of Financial Instruments

The carrying values of cash and cash equivalents, and accounts receivable and payable approximate fair value due to the short-term maturity of these instruments. The carrying amount of the Company’s revolving line of credit and long-term notes approximate fair value because the majority of the amounts outstanding accrue interest at variable rates.

Note 10. Commitments and Contingencies

The Company has various capital and operating leases, which expire on various dates through 2023. Future minimum payments under both capital leases and operating leases are as follows:

Year Ending March 31,	Capital Leases	Operating Leases
2006	$1,793	$10,426
2007	1,648	8,070
2008	1,451	6,372
2009	1,412	5,857
2010	1,439	5,025
Thereafter	21,551	4,206

Total minimum lease payments	29,294	$39,956

Less amount representing interest	(16,868)

Present value of minimum lease payment	12,426
Less current portion	(453)

	$11,973

Property, plant and equipment includes the following amounts for capitalized leases:

	March 31,
	2005	2004
Buildings and improvements	$12,000	$12,000
Machinery and equipment	1,162	808
Computer hardware and software	—	8,390

	13,162	21,198
Less accumulated depreciation	(1,686)	(3,512)

	$11,476	$17,686

Total rent expense recognized under operating leases for the years ended March 31, 2005, 2004 and 2003 totaled $9,217, $12,305 and $13,329, respectively.

In March 2003, the Company sold land and buildings housing its Rochester, Minnesota, location in a transaction valued at $12,000, which is treated as a financing transaction, because of the continuing use of the property. Proceeds totaled $5,775, after deducting $309 of transaction costs, $1,917 of security deposits and $3,943 of restricted cash placed with US Bank to replace collateral for letters of credit backing the related City of Rochester Bonds outstanding . Leaseback rental payments total $1,330, $1,356, $1,383, $1,411, $1,439 and $21,551 for years ended March 31, 2006, 2007, 2008, 2009, 2010 and thereafter, respectively. Other manufacturing equipment, which had been recently purchased, totaling $1,701 was financed in sale-leaseback transactions during the year ended March 31, 2003.

The Company was a defendant, along with several current and former officers and directors, in a consolidated putative class action captioned In re PEMSTAR Securities Litigation, alleging violations of Section 10(b) and Section 20(a) of the Securities Exchange Act of 1934 and Sections 11 and 12 of the Securities Act of 1933. The lawsuit was a consolidation of several lawsuits, the first of which was commenced in United States District Court for the District of Minnesota on July 24, 2002. The plaintiffs, several individual shareholders, alleged, in essence, that the defendants defrauded the shareholders by making optimistic statements during a time when they should have known that business prospects were less promising and alleged that the registration statement filed by the Company in connection with a secondary offering contained false, material misrepresentations. An Amended Consolidated Complaint was filed January 9, 2003.

On August 23, 2002 and October 2, 2002 two different individual shareholders also commenced virtually identical shareholder derivative actions against the Company as nominal defendant and our Board. Those actions had been consolidated and was pending in United States District Court for the District of Minnesota, Third Judicial District, County of Olmsted. The allegations in the consolidated derivative actions were based on many of the same facts that gave rise to the securities action. The derivative action alleged that our Board breached its fiduciary duties by allegedly allowing the violations of the securities laws to occur.

In March 2005, the Company entered into a settlement agreement with plaintiffs in the securities of the In re PEMSTAR Securities Litigation. On March 27, 2005, the Company received final approval of the settlement by United States District Court for the District of Minnesota. Under terms of this $12,000 settlement, the Company will pay $250 and the Company’s insurers will pay the remaining $11,750. The settlement fully resolves these claims against the Company and several of its current and former officers and directors. The consolidated derivative lawsuits pending in Olmsted County have also been settled. The settlement is subject to final approval by the Olmsted County Court. This settlement requires the Company to enforce certain corporate governance policies and provides for payment of plaintiffs attorney fees ordered by the Olmsted County Court, with those fees to be paid by the Company’s insurers.

Note 11. Income Taxes

(Loss) income before income taxes consisted of the following:

	Year ended March 31,
	2005	2004	2003
Domestic	$(29,911)	$(25,944)	$(43,342)
Foreign	(5,223)	1,163	10,677

	$(35,134)	$(24,781)	$(32,665)

The provision for income tax expense (benefit) consisted of the following:

	Year ended March 31,
	2005	2004	2003
Current:
Domestic	$82	$(24)	$76
Foreign	(70)	1,027	1,261

	12	1,003	1,337
Deferred:
Domestic	—	—	—
Foreign	(1,409)	(500)	(584)

	(1,409)	(500)	(584)

	$(1,397)	$503	$753

A reconciliation of the provision for income taxes at the statutory rates to the reported income tax provision is as follows:

	Year ended March 31,
	2005	2004	2003
Computed “expected” tax rate	$(11,949)	$(8,426)	$(11,106)
Increase (decrease) in income taxes resulting from:
State taxes, net of credits and federal income tax benefit	(1,241)	(1,069)	(2,224)
Benefit of foreign sales/extraterritorial income exclusion	(155)	(155)	(263)
Foreign taxes	296	(1,916)	5,409
Valuation allowance	11,113	12,341	8,554
Other	539	(272)	383

	$(1,397)	$503	$753

A summary of deferred tax assets and liabilities is as follows:

	March 31,
	2005	2004
Deferred tax assets:
Allowance for doubtful accounts	$392	$948
Allowance for inventory obsolescence	1,114	876
Reserve for goodwill impairment	6,630	7,800
Deferred revenue	1,151	629
Domestic net operating losses	40,355	32,893
State tax credits	1,097	1,097
Foreign expenses accelerated for book purposes	4,151	2,560
Foreign net operating losses	6,198	8,161
Other	2,254	2,850

Total deferred tax assets	63,342	57,814
Deferred tax liabilities:
Accelerated depreciation	(364)	(1,796)
Foreign expenses accelerated for tax purposes	(2,574)	(5,636)
Other	(303)	(286)

Total deferred tax liabilities	(3,241)	(7,718)

	60,101	50,096

Valuation allowance:
Domestic	(52,327)	(45,012)
Foreign	(4,088)	(2,844)

Total valuation allowance	(56,415)	(47,856)

Net deferred tax assets	$3,686	$2,240

No provision has been made for U.S. income taxes related to undistributed earnings of foreign subsidiaries.

Deferred tax liabilities and deferred tax assets reflect the net tax effects of temporary differences between the carrying amounts assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The valuation allowance has been established due to the uncertainty of future taxable income, which is necessary to realize the benefits of the deferred tax assets. The Company has approximately $113,300 of domestic net operating loss carryforwards, which will expire from 2022 to 2024. Of this $113,300 carryforward total, $8,700 will result in tax benefits that will not reduce tax expense on current earnings, but rather will increase additional paid-in capital. The Company has approximately $4,900 of foreign net operating loss carryforwards that have an unlimited carryforward period, and foreign net operating loss carryforwards of approximately $12,700 that will expire from 2011 to 2014. The state tax credit carryforwards of $1,662 expire at varying dates through 2017.

Realization of the net operating loss carryforwards and other deferred tax temporary differences are contingent on future taxable earnings. The deferred tax asset was reviewed for expected utilization using a “more likely than not” approach by assessing the available positive and negative evidence surrounding its recoverability. Accordingly, a valuation allowance has been recorded against the Company’s deferred tax asset. The Company will continue to assess and evaluate strategies that will enable the deferred tax asset, or portion thereof, to be utilized, and will reduce the valuation allowance appropriately at such time when it is determined that the “more likely than not” criteria is satisfied.

The foreign tax expense in China was decreased $29 ($0.00 per share on a basic and diluted basis) in fiscal 2005, $139 ($0.00 per share on a basic and diluted basis) in fiscal 2004 and by $725 ($0.02 per share on a basic and diluted basis) in fiscal 2003 as a result of the benefit of a tax holiday. This holiday ran at 50% relief of the normal 15% income tax rate, or 7.5%, through December 31, 2003. Beginning on January 1, 2004, China began a new tax holiday and will use a 10% tax rate through December 31, 2006. The foreign tax expense in Singapore was decreased by $194 ($0.00 per share on a basic and diluted basis) in fiscal 2005, $1,040 ($0.05 per share on a basic and diluted basis) in fiscal 2004 and by $1,082 ($0.03 per share on a basic and diluted basis) in fiscal 2003, as the result of the benefit of a tax holiday. This holiday from the normal 22% income tax rate ended March 31, 2004. During fiscal 2005, 2004 and 2003, current tax expense in Mexico reflects minimum taxes payable in lieu of income tax computed on earnings.

Note 12. Geographic and Concentration of Credit Risk Information

The Company derives its revenue from one reportable segment, electronic manufacturing services. The Company classifies sales geographically based upon country from which the final product is delivered. The following is a summary of net sales and long-lived assets by geographic location:

	Year Ended March 31,
	2005	2004	2003
Net sales:
United States	$456,244	$443,495	$427,628
Americas, other	3,734	4,734	48,097
China	61,852	87,133	66,835
Asia, other	101,771	72,772	57,810
Europe	66,315	61,312	67,805

	$689,916	$669,446	$668,175

Long-lived assets:
United States	$35,671	$49,379	$56,097
Americas, other	3,918	4,317	4,454
China	31,835	30,988	20,655
Asia, other	10,935	12,373	13,240
Europe	2,075	2,149	2,100

	$84,434	$99,206	$96,546

As a result of changes to customer contractual relationships in the year ended March 31, 2004, net sales of $26,697 and $35,205 in 2005 and 2004, respectively, shown as from the United States relate to production classified in 2003 as Americas, other under the prior contractual relationships.

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of trade receivables. Sales of the Company’s products are concentrated among specific customers in the same industry. The Company generally does not require collateral. The Company considers concentrations of credit risk in establishing the allowance for doubtful accounts and believes the recorded amount is adequate.

Customers that accounted for more that 10% of consolidated net sales are as follows:

	Year Ended March 31,
	2005	2004	2003
Customer A	23.5%	22.3%	23.4%
Customer B	12.6%	—	10.8%

As of March 31, 2005 and 2004, receivables from these customers represented 29% and 23% of total accounts receivable, respectively.

Note 13. Shareholders’ Equity

The Company has authorized 5,000 shares of $0.01 par value preferred stock.

In August and September 2003, the Company sold 7,475 shares in a public offering from which the Company received net proceeds of $19,981.

The Company has 709 shares of common stock available for grant or sale to board members and employees under incentive stock option and purchase plans approved by shareholders. Options are generally granted at prices equal to the fair market value on the dates of grant. All options are exercisable over a ten-year period.

Following is a summary of stock option activity for the fiscal years ended March 31:

	Year Ended March 31,
	2005		2004		2003
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, beginning of year	3,938	$5.11	3,940	$5.67	3,465	$7.44
Granted	652	2.09	812	2.90	1,298	1.78
Exercised/forfeited	(722)	4.88	(814)	5.63	(823)	6.98

Outstanding, end of year	3,868	4.64	3,938	5.11	3,940	5.67

Exercisable, end of year	3,830	—	2,465	6.34	2,197	6.38
Weighted average fair value per share of options granted during the year	$1.77	—	$2.49	—	$1.76	—

At March 31, 2005, the options outstanding have average remaining contractual lives and exercise prices as follows:

Shares	Average Contractual Life	Exercise Price
2,107	8.01 years	$0.00 – 4.99
1,081	4.56 years	$5.00 – 9.99
648	5.62 years	$10.00 – 14.99
32	6.21 years	$15.00 – 23.31

In March 2005 all future vesting of 1,175 options, which included all options whose exercise price exceeded current quoted market value, was accelerated. The accelerated vesting enabled the Company to avoid recognizing in its income statement compensation expense associated with these options in future periods upon the adoption by Pemstar of FASB Statement No. 123(R) “Share-Based Payment” in April 2006.

Note 14. Employee Benefit Plans

Retirement Plans

The Company sponsors various employee retirement savings plans that allow qualified employees to provide for their retirement on a tax-deferred basis. In accordance with the terms of the retirement savings plans, the Company is required to match certain of the participants’ contributions and, at its discretion, may provide employer contributions based on the Company’s performance and other factors. Employer contributions for the years ended March 31, 2005, 2004 and 2003 totaled $1,202, $1,262 and $1,486, respectively.

The Company sponsors a defined benefit retirement plan program at its Netherlands facility. As of March 31, 2005, the fair value of the plan assets and projected benefit obligations were $5,697 and $5,959, respectively. Expenses associated with this plan totaled $234, $165 and $201 for the years ended March 31, 2005, 2004 and 2003, respectively.

Employee Stock Purchase Plan

During 2001, the Company established an employee stock discount purchase plan that provides for the sale of up to 1,500 shares, as amended during 2002 and 2003, of the Company’s stock at discounted purchase prices, subject to certain limitations. The cost per share under this plan is 85 percent of the market value of the Company’s common stock at the date of purchase, as defined. During the years ended March 31, 2004 and 2003, 98 and 730 previously unissued shares of common stock were issued to employees pursuant to this plan, respectively. The weighted average fair value of shares sold in 2004 and 2003, was $2.50 and $1.44, respectively. During the year ended March 31, 2005 the 266 required shares sold at the weighted average price of $1.61 per share, were purchased on the open market resulting in an $86 charge to additional paid in capital for discount to market and trustee costs.

Note 15. Supplemental Cash Flow Information

	Year Ended March 31,
	2005	2004	2003
Supplemental disclosures for cash flow information:
Cash payments for:
Interest	$7,038	$6,891	$7,283
Income taxes	721	1,492	1,492
Supplemental schedule of non-cash investing and financing activities:
Property and equipment acquired through capital lease agreements	604	811	2,222
Common stock warrants for financing fees	—	—	1,056
Restricted cash held from sale/leaseback proceeds to replace mortgage as collateral on outstanding letters of credit collateralizing bonds	—	—	3,943
Lease deposits held from sale/leaseback proceeds	—	—	1,917
Deferred financing costs held from sale/leaseback proceeds	—	—	309

Note 16. Cash Requirements

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred an operating loss of approximately $27,900 for the year ended March 31, 2005, which included $5,205 of restructuring costs. The Company continually evaluates its operations to determine the need for further restructuring in response to market conditions. Although the operating loss for fiscal 2005 was not unexpected, given the prior year losses and the continuing economic pressure on several large customers of the Company in certain industry sectors, the Company’s long-term ability to continue to fund its operations and to grow the business depends on its ability to generate additional cash from operations or obtain additional sources of funds for working capital.

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

Compliance by the Company with certain covenants in its new credit facility is dependent upon the Company achieving certain revenue and expense targets in its fiscal 2006 operating plan. The Company expects to meet its financial projections for the 2006 fiscal year. The Company also believes that, if necessary, it would be able to secure additional financing from its lenders or sell additional Company equity securities; however, there can be no assurance that such funding can be obtained or that future credit facility violations will be waived.

During fiscal 2005, the Company has obtained significant funding locally for its foreign operations and has obtained commitments for further increases to suit business requirements. As such, it has become substantially less reliant on domestic lines of credit for needs outside of domestic operations.

Management believes that, as a result of the restructuring actions it has taken to reduce cash expenditures, the efforts it continues to make to increase revenues from continuing customers and to generate new customers in various industry sectors and the new agreements it has reached to provide additional borrowing capacity, it will meet the liquidity requirements of its lending agreements.

Note 17. Quarterly Results of Operations (UNAUDITED)

The following table sets forth unaudited quarterly financial information of PEMSTAR for the quarterly periods in fiscal 2005 and 2004. Historically, we have experienced some seasonal variation in net sales, with net sales, excluding inventory sales, typically being highest in the quarter ended December 31 and lowest in the quarter ended March 31. This seasonal variation reflects the order patterns of our largest customers, who typically order a higher proportion of their annual production in their final fiscal quarter. This seasonal variation has been offset recently by internal growth, acquisitions, general economic conditions, end of life projects and customer disengagements. This information has been derived from our quarterly consolidated financial statements which are unaudited, but, in the opinion of management, fairly represent our financial performance. This information should be read in conjunction with the consolidated financial statements and the related notes contained elsewhere in this report. The operating results for any previous quarter are not necessarily indicative of results for any future period.

Quarter Ended (In thousands, except per share data)	Mar. 31, 2005	Dec. 31, 2004	Sept. 30, 2004	June 30, 2004	Mar. 31, 2004	Dec. 31, 2003	Sept. 30, 2003	June 30, 2003
Net sales	$150,446	$176,393	$166,397	$196,680	$186,050	$187,346	$150,550	$145,500
Cost of goods sold	145,905	171,151	154,442	180,520	171,693	175,730	139,321	140,088

Gross profit	4,541	5,242	11,955	16,160	14,357	11,616	11,229	5,412

Selling, general and administrative expenses	15,723	14,429	15,474	14,748	15,128	12,630	12,065	12,483
Restructuring	38	4,777	390		295	(546)	4,757	3,455
Amortization	153	14	26	26	27	26	27	27

Operating (loss) income	(11,373)	(13,978)	(3,935)	1,386	(1,093)	(494)	(5,620)	(10,553)

Other (income) expense – net	(73)	322	305	(1,482)	91	(187)	(411)	(287)
Interest expense - net	2,166	1,917	1,958	2,121	1,893	1,772	2,111	2,039

(Loss) income before income taxes	(13,466)	(16,217)	(6,198)	747	(3,077)	(2,079)	(7,320)	(12,305)

Income tax (benefit) expense	(1,153)	(299)	(167)	222	203	22	198	80

Net (loss) income	$(12,313)	$(15,918)	$(6,031)	$525	$(3,280)	$(2,101)	$(7,518)	$(12,385)

(Loss) income per common share:
Basic and diluted	$(.27)	$(.35)	$(.13)	$.01	$(.07)	$(.05)	$(.19)	$(.33)

Schedule II—Valuation and Qualifying Accounts

Pemstar Inc.

Col. A.	Col. B	Col. C Additions		Col. D		Col. E
(Amounts in thousands) Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts— Described	Deductions Described		Balance at End of Period
YEAR ENDED MARCH 31, 2005
Reserve and allowances deducted from accounts:
Allowance for uncollectible accounts	$3,384	$1,163	—	$2,005	(1)	$2,542
Allowance for deferred tax assets	47,856	8,559	—	—		56,415

YEAR ENDED MARCH 31, 2004
Reserve and allowances deducted from accounts:
Allowance for uncollectible accounts	$3,483	$977	—	$1,076	(1)	$3,384
Allowance for deferred tax assets	35,515	12,341	—	—		47,856

YEAR ENDED MARCH 31, 2003
Reserve and allowances deducted from accounts:
Allowance for uncollectible accounts	$8,724	$2,214	—	$7,455	(1)	$3,483
Allowance for deferred tax assets	26,962	8,553	—	—		35,515

(1)	Write-off of accounts receivable determined to be uncollectible.
(2)	Disposal of obsolete inventories.