Form 10-K/A
period 2005-03-31
PEMSTAR INC
filed 2005-06-14
CIK 924829

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

AMENDMENT NO. 1

TO

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

EXPLANATORY NOTE

This Form 10-K/A of Pemstar Inc. (together with its subsidiaries collectively referred to as “we”, “us” and “our”) is being filed for the purpose of amending and restating the Report of Independent Registered Public Accounting Firm included in Part II—Item 9A of our Form 10-K for the fiscal year ended March 31, 2005. This Form 10-K/A corrects several errors in the Report included in the Form 10-K, which was filed while still in a draft version due to a processing error by a third-party vendor. This Form 10-K/A also contains as exhibit 23.1 a consent from Grant Thornton LLP, our independent registered public accounting firm, to incorporation by reference of their reports into our registration statements.

This Form 10-K/A contains only the sections of and exhibits to our Form 10-K for the year ended March 31, 2005, which are being amended and restated. The sections of and exhibits to our Form 10-K as originally filed which are not included herein are unchanged and continue in full force and effect as originally filed.

PART II.

ITEM 9A. CONTROLS AND PROCEDURES

Note: Item 9A in the Form 10-K, as originally filed, is unchanged except for the amendment and restatement of the Report of Independent Registered Public Accounting Firm set forth below.

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

The Company has inadequate controls over financial reporting in the Guadalajara, Mexico subsidiary. The Company restated its Form 10-K as of March 31, 2004 and its first quarter Form 10-Q as of June 30, 2004 as a result of previously reported incorrect account balances at this subsidiary. These adjustments were the result of inadequate internal controls over financial reporting including lack of timely, reviewed and approved account reconciliations, lack of journal entry approvals, lack of appropriate documentation to support journal entries, lack of appropriate segregation of duties and lack of proper account analysis and review.

The Company has inadequate controls related to certain critical monitoring controls. These include the insufficient review and documented approval of key business transactions such as purchase orders, customer orders, journal entries, reconciliations, employee timecards, and changes to the chart of accounts. As a result of these weaknesses, timely account reconciliations were not prepared and reviewed.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2005 financial statements, and this report does not affect our report dated June 13, 2005 on those consolidated financial statements.

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

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Pemstar Inc. as of March 31, 2005, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the year ended March 31, 2005 and our report dated June 13, 2005 expressed an unqualified opinion on those consolidated financial statements.

/s/ Grant Thornton LLP

Minneapolis, Minnesota

June 13, 2005

PART IV.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Note: Item 15 in the Form 10-K, as originally filed, is unchanged except for the filing of (i) a consent of Grant Thornton LLP relating to their report on management’s assessment of internal control, and (ii) additional certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

PEMSTAR INC.

Date: June 14, 2005	By:	/s/ Allen J. Berning
Allen J. Berning
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Allen J. Berning Allen J. Berning	Chairman, Chief Executive Officer and Director (principal executive officer)	June 14, 2005

* Roy A. Bauer	President, Chief Operating Officer and Director	June 14, 2005

/s/ Greg S. Lea Greg S. Lea	Chief Financial Officer and Director (principal financial officer)	June 14, 2005

* Thomas A. Burton	Director	June 14, 2005

* Kenneth E. Hendrickson	Director	June 14, 2005

* Bruce M. Jaffe	Director	June 14, 2005

Wolf Michel	Director

* Michael Odrich	Director	June 14, 2005

* Steven E. Snyder	Director	June 14, 2005

* Larry R. Degen	Vice President, Principal Accounting Officer (principal accounting officer)	June 14, 2005

* /s/ Greg S. Lea Greg S. Lea, as attorney-in-fact for Directors		June 14, 2005

EXHIBIT INDEX

23.1	Consent of Grant Thornton LLP
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Pemstar will furnish a copy of any exhibit upon a shareholder’s request and payment of reasonable expenses associated with furnishing the exhibit. Shareholders should submit requests to the attention of Bruce Borgerding, Pemstar Inc., 3535 Technology Drive NW, Rochester, MN 55901.