Form 10-Q/A
period 2004-12-31
PEMSTAR INC
filed 2005-06-17
CIK 924829

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

This Form 10-Q/A of Pemstar Inc. (together with its subsidiaries collectively referred to as “we”, “us” and “our”) is being filed for the purpose of amending and restating Part I-Item 4 of our Form 10-Q for the quarter ended December 31, 2004, to reflect the Securities and Exchange Commission’s request that the Company provide an unconditional conclusion as to the effectiveness of its disclosure controls and procedures as of the end of the quarter.

This Form 10-Q/A contains only the sections of our Form 10-Q for the quarter ended December 31, 2004, which are being amended. The sections of our Form 10-Q as originally filed which are not included herein are unchanged and continue in full force and effect as originally filed.

Part I. Consolidated Financial Information

Item 4—Controls and Procedures

Disclosure Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and its Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended). Based upon that evaluation, the Company’s Chief Executive Officer along with the Company’s Executive Vice President and Chief Financial Officer concluded that, due to the matters with respect to its Guadalajara, Mexico operation which are discussed below, the Company’s disclosure controls and procedures were not effective as of December 31, 2004.

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

Part II. Other Information

Item 6—Exhibits

Note: Item 6 in the Form 10-Q as initially filed is unchanged except for the filing of additional certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit No.
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a)/15d-14(a) (Section 302 Certification).

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a)/15d-14(a) (Section 302 Certification).

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to be signed on its behalf by the undersigned thereunto duly authorized.

Pemstar Inc.

Date: June 17, 2005	/s/ Allen J. Berning
Allen J. Berning
Chairman and Chief Executive Officer

Date: June 17, 2005	/s/ Gregory S. Lea
Gregory S. Lea
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a)/15d-14(a) (Section 302 Certification).

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a)/15d-14(a) (Section 302 Certification).