Form 10-Q
period 2005-06-30
PEMSTAR INC
filed 2005-08-09
CIK 924829

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE PERIOD ENDED June 30, 2005

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

Common Stock, $0.01 Par Value — 45,197,881 shares as of July 20, 2005.

Index

Pemstar Inc.

Part I. Financial Information

Pemstar Inc.

Consolidated Balance Sheets

(In thousands, except per share data)

	June 30, 2005	March 31 2005
	(Unaudited)	(Note A)
Assets
Current assets:
Cash and equivalents	$10,744	$25,883
Restricted cash	22,835	—
Accounts receivable, net	150,868	98,759
Recoverable income taxes	973	971
Inventories	63,812	68,345
Unbilled services	8,024	8,173
Deferred income taxes	973	953
Prepaid expenses and other	11,661	10,413
Assets related to discontinued operations	2,101	9,395

Total current assets	271,991	222,892

Property, plant and equipment, net	70,824	76,169
Goodwill, net	33,878	33,878
Deferred income taxes	2,747	2,733
Other assets	4,030	4,210
Non-current assets related to discontinued operations	448	4,112

Total assets	$383,918	$343,994

Liabilities and shareholders’ equity
Current liabilities:
Cash overdraft	$2,921	$312
Revolving credit facilities and current maturities of long-term debt	103,189	79,068
Current maturities of capital lease obligations	626	453
Accounts payable	123,322	84,375
Income taxes payable	807	1,491
Accrued expenses and other	21,850	26,001
Liabilities related to discontinued operations	4,162	5,695

Total current liabilities	256,877	197,395

Long-term debt, less current maturities	6,179	6,560
Capital lease obligations, less current maturities	11,959	11,973
Other liabilities and deferred credits	2,840	2,895

Shareholders’ equity:
Common stock, par value $0.01 per share—authorized 150,000 shares, issued and outstanding 45,198 shares at June 30, 2005 and 45,178 shares at March 31, 2005	452	452
Additional paid-in capital	255,060	255,067
Accumulated other comprehensive income	2,120	3,601
Accumulated deficit	(151,569)	(133,949)

	106,063	125,171

Total liabilities and shareholders’ equity	$383,918	$343,994

See notes to consolidated financial statements.

Pemstar Inc.

Consolidated Statements of Operations (Unaudited)

(In thousands, except per share data)

	Three Months Ended June 30,
	2005	2004
		(Note A)
Net sales	$209,843	$185,320
Cost of goods sold	204,354	167,781

Gross profit	5,489	17,539

Selling, general and administrative expenses	12,136	13,886
Restructuring and impairment charges	2,346	—

Operating (loss) income	(8,993)	3,653

Other (income) expense – net	(64)	(1,406)
Interest expense	1,677	2,013

(Loss) income before income taxes	(10,606)	3,046

Income tax (benefit) expense	(692)	78

(Loss) income from continuing operations	(9,914)	2,968
Loss from discontinued operations	(7,706)	(2,443)

Net (loss) income	$(17,620)	$525

Basic (loss) income per common share:
(Loss) income from continuing operations	$(0.22)	$0.07
Loss from discontinued operations	(0.17)	(0.06)

Net (loss) income	$(0.39)	$0.01

Diluted (loss) income per common share:
(Loss) income from continuing operations	$(0.22)	$0.06
Loss from discontinued operations	(0.17)	(0.05)

Net (loss) income	$(0.39)	$0.01

Shares used in computing net (loss) income per common share:
Basic	45,195	45,142
Diluted	45,195	48,662

See notes to consolidated financial statements.

Pemstar Inc.

Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Three Months Ended June 30,
	2005	2004
		(Note A)
Cash flows from operating activities:
Net (loss) income from continuing operations	$(9,914)	$2,968
Adjustments to reconcile net (loss) income from continuing operations to net cash (used in) provided by operating activities from continuing operations:
Depreciation	5,131	5,282
Amortization	279	332
Deferred revenue	(29)	(15)
Deferred income tax	(49)	(48)
Non-cash restructuring charges	1,642	—
Gain on sale of assets	(50)	(1,597)
Other	(20)
Change in operating assets and liabilities:
Accounts receivable	(52,720)	6,533
Inventories	3,742	(6,235)
Prepaid expenses and other	(1,223)	(5,858)
Accounts payable	39,238	3,840
Accrued expenses and other	(4,738)	(2,528)

Net cash (used in) provided by operating activities from continuing operations	(18,711)	2,674
Net cash (used in) provided by discontinued operations	2,107	(2,182)

Net cash (used in) provided by operating activities	(16,604)	492
Cash flows used in investing activities from continuing operations:
(Decrease) increase in restricted cash	(22,829)	4
Purchases of property and equipment	(1,187)	(2,509)
Proceeds from sale of property, plant and equipment	75	2,429
Other	—	(7)

Net cash used in investing activities from continuing operations	(23,941)	(83)
Net cash used in investing activities from discontinued operations	(387)	(106)

Net cash used in investing activities	(24,328)	(189)
Cash flows provided by financing activities:
Bank overdrafts	2,609	(4,074)
Principal payments on borrowings	(19,788)	(9,977)
Proceeds from borrowings	43,322	15,730
Other	(31)	58

Net cash provided by financing activities	26,112	1,737

Effect of exchange rate changes on cash	(319)	(94)

Net (decrease) increase in cash and cash equivalents	(15,139)	1,946
Cash and cash equivalents:
Beginning of period	25,883	9,792

End of period	$10,744	$11,738

See notes to consolidated financial statements.

Pemstar Inc.

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2005

(Dollars and share amounts in thousands, except per share data)

Note A—Basis of Presentation and Accounting Policies

The accompanying unaudited condensed consolidated financial statements of Pemstar Inc. (the Company) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended June 30, 2005, are not necessarily indicative of the results that may be expected for the year ending March 31, 2006.

The balance sheet at March 31, 2005 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

Amounts have been reclassified to conform to discontinued operations presentation.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Pemstar Inc. Annual Report on Form 10-K for the year ended March 31, 2005, filed with the Securities and Exchange Commission.

Discontinued Operations

On June 22, 2005, the Company announced its decision to discontinue its manufacturing operations in its Guadalajara facilities, following several years of operating losses in that site. In the quarter ended June 30, 2005, the Company recorded asset write-downs pending disposition of the fixed assets totaling $3,272, as well as charges related to personnel severance costs of $912 and associated other costs of $149. $821 of the personnel costs were paid out in the quarter when operations ceased at June 30, 2005. The closure of this facility is deemed to be a discontinuation of operations and period losses, cashflows and remaining assets and liabilities have been segregated in the respective statements for the current and comparable periods presented herein. Continuing future cashflows are expected to be completed within the next twelve months as the remaining net liabilities of $1,613 are settled.

Stock-Based Compensation

During the three months ended June 30, 2005, employees exercised stock options to acquire 20 shares at an average exercise price of $0.52 per share.

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

	Three Months Ended June 30,
	2005	2004
Net (loss) income from continuing operations:
As reported	$(9,914)	$2,968
Additional compensation expense, net of tax	(10)	(572)

Pro forma	$(9,924)	$2,396

Basic (loss) income from continuing operations per share:
As reported	$(0.22)	$0.07
Pro forma	(0.22)	0.05

Diluted (loss) income from continuing operations per share:
As reported	$(0.22)	$0.06
Pro forma	(0.22)	0.05

Note B—Inventories

The components of inventories consist of the following:

	June 30, 2005	March 31, 2005
Raw materials	$47,983	$50,325
Work in process	7,058	8,785
Finished goods	8,771	9,235

	$63,812	$68,345

Note C—Other Income and Comprehensive Loss

Other income for the three months ended June 30, 2004 includes gains on the sale of property, plant and equipment of $1,597, consisting principally from sales of surplus real estate at the Company’s headquarters facility during the first quarter of fiscal 2005.

Total comprehensive loss was $19,101 and $102 for the three months ended June 30, 2005 and 2004, respectively. Comprehensive loss differs from net loss due to unrecognized foreign currency gains and losses.

Note D—Financing Arrangements

At June 30, 2005, the Company had available borrowing capacity under its domestic revolving credit facilities of $17.1 million in excess of outstanding borrowings under the facility.

In June, 2005 the Company entered into an arrangement with the Bank of China which included loans totaling $21, 045 which are due in six months, restricted cash deposits of $22,835, which secure the loan principal and interest payments and a forward exchange contract to purchase US dollars. The forward exchange contract will be used to provide the Company US dollars to pay down the US dollar denominated loan. Loan amounts are included in revolving credit facilities in the balance sheet. These arrangements were executed in connection with the turnkey sales the Company made in the three months ended June 30, 2005.

NOTE E—Derivative Instruments – Foreign Currency Exchange Contracts

The Company enters into forward currency exchange contracts that are recorded at fair value, with related fair value gains or losses recorded in income within the caption Other (Income) Expense - Net. Generally, these contracts have maturities of six months or less. These contracts are entered into to offset the gains or losses on foreign currency denominated assets and liabilities. The Company does not enter into forward exchange contracts for trading purposes and the contracts are not designated as hedges. At June 30, 2005, the Company’s subsidiary in China had open forward exchange contracts to exchange RMB for US dollars maturing December, 2005 with a notional amounts of $21,322.

Note F—Earnings Per Share Data

	Three Months Ended June 30,
	2005	2004
Basic:
(Loss) income from continuing operations	$(9,914)	$2,968
Loss from discontinued operations	(7,706)	(2,443)

Net (loss) income	$(17,620)	$525

Average shares outstanding	45,195	45,142

Basic (loss) income per share from continuing operations	$(0.22)	$0.07
Basic loss per share from discontinued operations	(0.17)	(0.06)

Net (loss) income per share	$(0.39)	$0.01

Diluted:
(Loss) income from continuing operations	$(9,914)	$2,968
Loss from discontinued operations	(7,706)	(2,443)

Net (loss) income	$(17,620)	$525

Average shares outstanding	45,195	48,662

Diluted (loss) income per share from continuing operations	$(0.22)	$0.06
Diluted loss per share from discontinued operations	(0.17)	(0.05)

Net (loss) income per share	$(0.39)	$0.01

Average shares outstanding	45,195	45,142
Share issued on conversion of convertible debt	—	2,193
Net effect of dilutive stock options and warrants—based on the treasury stock method	—	1,327

Totals	45,195	48,662

Common stock equivalents and their impact on net loss have been excluded from the diluted per share calculation for the three months ended June 30, 2005, since the Company incurred net losses and the inclusion of common stock equivalents would have had an anti-dilutive impact. Potentially dilutive securities, which have been excluded, consist of i) unexercised stock options and warrants to purchase 5,474 and shares of the Company’s Common Stock as of June 30, 2005, and ii) 2,193 shares of the Company’s Common Stock issuable upon conversion of convertible debt as of June 30, 2005.

Note G—Restructuring and Impairment Charges

A rollforward of restructuring provisions from continuing operations is as follows:

	Employee Termination and Severance Costs	Future Lease Costs	Total
Fiscal 2003:
Fiscal 2003 restructuring charges	$1,948	$1,037	$2,985
Cash payments	(1,718)	(500)	(2,218)
Foreign currency translation adjustment	112	—	112

Reserve balance at March 31, 2003	342	537	879
Fiscal 2004:
Fiscal 2004 restructuring charges	981	4,608	5,589
Additions to fiscal 2003 restructuring charges	—	1,063	1,063
Cash payments	(1,301)	(2,274)	(3,575)
Foreign currency translation adjustment	53	—	53

Reserve balances at March 31, 2004	75	3,934	4,009
Fiscal 2005:
Fiscal 2005 restructuring charges	917	2,739	3,656
Cash payments	(923)	(2,884)	(3,807)
Foreign currency translation adjustment	(1)	3	2

Reserve balances at March 31, 2005	68	3,792	3,860
Fiscal 2006:
First quarter of fiscal 2006 restructuring charges	400	304	704
Cash payments	(107)	(836)	(943)
Foreign currency translation adjustment	6	59	65

Reserve balances at June 30, 2005	$367	$3,319	$3,686

During fiscal 2003, the Company incurred restructuring costs of $4,249. Of this, $1,810, related to the decision to consolidate separate manufacturing facilities in San Jose, California, into a single facility, consisting of lease discontinuation costs of $1,037 and accelerated amortization of leasehold improvements of $773. Additionally, $1,948 of severance costs were incurred, primarily in The Netherlands and in the United States’ locations, responding to reductions in local business requirements. Payments related to these restructuring costs were completed as of March 31, 2005.

During fiscal 2004, the Company recorded charges of $7,961 for restructuring related costs as a result of a Company initiative based upon a strategic review of the Company’s primary products and business aimed at optimizing and aligning its manufacturing capacity with customer demand, while positioning the Company for stronger operating results. The charges consisted of asset write-downs of $1,224 for machinery and equipment; $981 for employee termination and severance costs related to approximately 100 salaried and hourly employees located primarily at three domestic operating sites; and $5,671 for adjustment of expected future lease costs, associated with the closing of one California facility in fiscal 2003 and one additional California facility in fiscal 2004. The fiscal 2004 restructuring actions taken pertain to operations for those businesses and locations experiencing negligible or negative growth due to continued market declines in the Communications and Optical business sectors. Certain machinery and equipment were written down to their estimated fair values as a direct result of the continued decline in the optical business sector, which has resulted in excess capacity and under-utilized machinery and equipment. As of June 30, 2005, accruals of $888 remain with respect to these future lease costs.

During fiscal 2005, the Company recorded charges of $5,205 for restructuring related costs to further reduce facilities and employee counts to position the Company for stronger operating results. These charges consisted of asset write-downs of $1,300, primarily leasehold improvements; $917 for employee termination and severance costs related to approximately 135 salaried and hourly employees in our domestic operations; and $2,739 for expected losses on lease commitments in our Taunton, Massachusetts, Chaska, Minnesota and secondary Rochester, Minnesota sites. The fiscal 2005 restructuring actions taken pertain to further reducing general excess capacity and create the opportunity to streamline personnel and capital deployed into the remaining sites. As of June 30, 2005, accruals of $51 and $2,431 remain related to these employee termination and future lease costs, respectively.

During fiscal 2006, the Company recorded charges of $2,346 for restructuring related costs of continuing operations. These charges consisted of asset write-downs of $1,642, $400 for employee termination and severance costs related to approximately 160 domestic employees and $304 for expected losses on lease commitments. Restructuring costs included in discontinued operations related to Mexico for the first quarter of fiscal 2006 included $3,272 of asset write-downs, $912 for severance costs related to approximately 325 employees and $149 is associated other costs. As of June 30, 2005, accruals of $316 remain related to these employee termination costs.

As of June 30, 2005, approximately $4,160, $4,753, $1,530 and $100 of cash payments had been made against the accrual associated with the fiscal 2003, 2004, 2005 and 2006 charges, respectively.

Note H—Liquidity

The domestic revolving credit facilities were replaced during fiscal 2004 to provide expanded capacity for funding business growth and to extend arrangements approaching the expiration of their term. In the event that the Company does not maintain sufficient liquidity, measured by amounts available to borrow for the current collateral base less amounts actually borrowed, these facilities require the maintenance of certain minimum cash flow levels, which amounts were reduced during fiscal 2005 with the amendment to the facility agreement and the extension of the agreement. The Company’s operating plan includes an expectation of maintaining this liquidity, as well as initiatives to reduce specific cash expenditures related to general and administrative expenses.

Compliance by the Company with certain covenants in its new domestic credit facility is dependent upon the Company achieving certain revenue and expense targets in its fiscal 2006 operating plan. The Company expects to meet the required financial projections for the 2006 fiscal year. The Company also believes that, if necessary, it would be able to secure additional financing from its lenders or sell additional Company equity securities; however, there can be no assurance that such funding can be obtained or that future credit facility violations will be waived.

During fiscal 2004 and 2005, the Company obtained significant funding locally for its foreign operations and has obtained commitments for further increases to suit business requirements. As such, it has become substantially less reliant on domestic lines of credit for needs outside of domestic operations.

Management believes that, as a result of the restructuring actions it has taken to reduce cash expenditures, the efforts it continues to make to increase revenues from continuing customers and to generate new customers in various industry sectors and the new agreements it has reached to provide additional borrowing capacity, it will meet its fiscal 2006 financial plan. However, there can be no assurance that the financial plan will be met.

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Net sales - Net sales from continuing operations for the first quarter of fiscal 2006 increased 13.2% to 209.8 million from $185.3 million for the comparable three months of the prior fiscal year. These amounts include sales of excess inventory of $1.7 million and $2.7 million, respectively, priced at cost of those materials and which therefore reduce the gross margin apparent from total net sales. The increase in net sales included $49.4 million of additional revenue resulting from the shift to a full turnkey operation with a wireless handset customer, offset by a net decrease due to the planned transition out of certain customer business and softer semi-conductor capital equipment orders.

Gross profit - Gross profit from continuing operations decreased $12.0 million in the first quarter of fiscal 2006 to $5.5 million (2.6% of net sales) from $17.5 million (9.5% of net sales) in the same quarter of fiscal 2005. Our gross profit for the first quarter was impacted by lower sales primarily related to volume reductions and product mix changes in our semi-conductor capital equipment and wireless handset production, excluding the turnkey wireless handset volume, which contributed no additional gross profit. These sales reductions resulted in lower capacity utilization. These effects combined with the low capacity utilization in certain other sites, being addressed by our restructuring efforts, create the reduced gross margins overall.

Selling, general and administrative expenses - Selling, general and administrative expenses were $12.1 million (5.8% of net sales) in the first quarter of fiscal 2006, a decrease of $1.8 million from $13.9 million (7.5% of net sales) for the same quarter of fiscal 2005. The decrease during the three-month period ended June 30, 2005, was primarily the result lower personnel costs associated with headcount reductions including salaries, benefits, travel and recruiting fees. We incurred bad debt expense of $0.7 million for the first quarter of fiscal 2006 largely attributable to a customer bankruptcy and customers experiencing financial difficulty. This write-off compares $0.2 million of write-downs for bad debt expense during the first quarter of fiscal 2005.

Restructuring costs - Restructuring costs of $2.3 million, consisting $0.4 million of employee termination and severance costs, $1.6 million of asset impairments and $0.3 million for lease termination costs, were recognized in the first quarter of fiscal 2006 compared to no charges for the first quarter of fiscal 2005. Charges relate to planned reductions in our San Jose facility and closure of our Chaska site in an effort to reduce costs capacity in North America. These charges do not include the $4.3 million of charges included in discontinued operations related to the closure of our Guadalajara, Mexico facilities. $3.3 million of these charges are noncash, related to asset write-downs. The remainder of the charges to discontinued operations are severance and cash costs to close the facilities.

Interest expense - Our interest expense for the three months ended June 30 was $1.7 million for fiscal 2006 compared to $2.0 million for fiscal 2005, arising from reduced domestic debt levels compared to the prior year and reduced fees related to domestic debt.

Other (income) expense - Other (income) expense net was $(0.1) million for the first quarter of fiscal 2006 compared to $(1.5) million for the first quarter of fiscal 2005. The change consists primarily of a gain on the sale of surplus real estate of $1.6 million recorded in fiscal 2005.

Income tax expense - Income tax benefit was $0.7 million (6.5% effective tax benefit rate) for the first quarter of fiscal 2006, compared to income tax expense of $0.0 million (2.5% effective tax rate) for the first quarter of fiscal 2005. The effective rates remain very low, consistent with prior year results, given the current operating loss and the carryforward of prior net operating losses, primarily in the United States, and the inability to recognize the benefit of carryforward losses and the low or zero incentive income tax rates in most profitable foreign operations. The benefits in fiscal 2006 relate to the deferred tax benefits of $0.6 million recorded as our Singapore operations exited the tax free pioneer status period and currently adjusted to the higher expected rate of benefit reversals.

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

As of June 30, 2005, the Company had cash and restricted cash balances of $33.6 million and total bank, other interest bearing debt and capital lease obligations totaling $122.0 million. The June 30, 2005 restricted cash of $22.8 million and $21.0 million of interest bearing debt are related to financing transactions to fix the currency exchange rate for payment of the China turnkey transaction purchases and as such do not reflect amounts associated with operating requirements. Included in revolving facilities, we had approximately $25.7 million outstanding under our domestic revolving credit facility, $39.6 million outstanding in short-term facilities (excluding $21.0 million amount above) for our China operation, $14.1 million outstanding under our Thailand credit facility and $1.0 million each outstanding under our Singapore and Netherlands credit facility. Each credit facility bears interest on outstanding borrowings at variable interest rates, which as of June 30, 2005 were 6.04% for the domestic revolving credit facility, 4.0% - 5.6% for the China facilities, 3.6% - 4.8% for the Thailand facility, 4.95% for the Singapore facility and 3.0% for the Netherlands facility. These credit facilities are secured by substantially all of our assets.

The domestic revolving credit facility includes a covenant to attain minimum earnings before interest expense, income taxes, depreciation and amortization (EBITDA), for domestic and worldwide operations. These covenants do not apply however, if we maintain at least $10.0 million in available domestic borrowing capacity. As of June 30, 2005 we had $17.1 million of available domestic borrowing capacity and had met the requirements to avoid compliance with minimum EBITDA production. We are required under certain foreign credit facilities to meet various financial covenants, including minimum location net worth, maximum debt to equity ratios, and minimum location net income, all of which were in compliance with at June 30, 2005.

Net cash (used in) provided by operating activities for the first three months of fiscal 2006 was $(16.6) million compared to net cash provided of $0.5 million for the comparable period of the prior fiscal year. Decreased net cash from operating activities in fiscal 2006 was attributable primarily to increased balances in net accounts receivable in China related to turn key operations, which was partially offset by increases in related China accounts payable balances.

Net cash (used in) investing activities for the three months ended June 30, 2005 was $(24.3) million compared to net cash used of $(0.2) million for the comparable period of the prior fiscal year. This increase resulted primarily from the $22.8 million for the financing transactions to fix the currency exchange rate for payment of the China turnkey transaction purchases.

Net cash provided by financing activities for the three months ended June 30, 2005 was $26.1 million compared to $1.7 million for the comparable period of the prior fiscal year. Debt borrowings net of repayments were $23.5 million for the first three months of fiscal 2006, compared to $5.8 million for the comparable prior year period. Increased borrowings of $21.0 million were related to the financing transactions to fix the currency exchange rate for payment of the China turnkey transaction purchases.

Our ability to maintain sufficient liquidity depends, in part, on our achieving anticipated revenue targets and intended expense reductions form our restructuring activities. We believe that as a result of: i) the restructuring actions taken in fiscal 2005 and further actions completed in fiscal 2006 to reduce cash expenditures, ii) the efforts we continue to make to increase revenues from continuing customers, as well as efforts to generate new customers in various industry sectors, and iii) our revolving credit facility, which provides additional borrowing capacity, we have sufficient cash flow to meet our needs for the remainder of fiscal 2006. We may not achieve these targets or realize the intended expense reductions. If our operating goals are not met, we may be required to secure additional waivers of any resulting covenant violations under existing lending facilities, secure additional financing from lenders or sell additional securities.

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

We depend on a relatively small number of customers for a significant portion of our net sales. Our two largest customers in fiscal 2006 were IBM and Motorola, which represented approximately 57.1% of our total net sales. In addition, our ten largest customers in fiscal 2006 accounted for approximately 83.9% of our net sales. We expect to continue to depend upon a relatively small number of customers for a significant percentage of our net sales. Because our major customers represent such a large part of our business, the loss of any of our major customers could negatively impact our business.

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

Falling demand for the products of our technology customers and liquidity difficulties for these companies have forced us to reach accommodations with a portion of our customers and have at times limited our ability to collect fully our accounts receivable from these customers in fiscal 2005 and 2004. In addition, several significant customers in recent years have filed for bankruptcy protection, which limits our recovery of accounts receivable from these customers. In fiscal 2005 and the first quarter of fiscal 2006, these and similar factors caused us to recognize charges for accounts receivable adjustments of $1.1 million and $.07 million, respectively. We may be required to recognize similar charges in future periods.

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

We currently have foreign operations in China, Ireland, Israel, Japan, the Netherlands, Romania, Singapore and Thailand some of which have incurred continuing losses. There is a risk that such losses may be ongoing or require a discontinuance of operations. In such an event, we may not be able to do so without incurring additional losses.

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

Item 3—Quantitative and Qualitative Disclosure about Market Risk

The Company realized unrecognized (losses) gains of $(1,481) for the first three months of fiscal 2006, resulting in a net accumulated unrecognized other comprehensive gain of $2,120 as of June 30, 2005. These gains resulted primarily from changes in the exchange rate of the Euro in relationship to the United States dollar applied to our net invested asset currency exposure in The Netherlands ($17,482 at June 30, 2005). Additional credit facilities denominated in local currencies of foreign locations are designed to limit risks.

Item 4—Controls and Procedures

Evaluation of Disclosure Controls and Procedures

During the year ended March 31, 2005, management became aware of certain accounting discrepancies related to our Guadalajara, Mexico operation. Based on an investigation of these discrepancies conducted at the direction of the Audit Committee by an independent third party, we determined that these discrepancies resulted from various improper accounting practices engaged in by our accounting staff in Mexico, including not properly posting transactions, inappropriate journal entries, standard costing errors and improper account reconciliations. As a result of these discrepancies we restated our previously reported financial statements for the fiscal year ended March 31, 2004 and quarter ended June 30, 2004. We also determined that the errors in ours Consolidated Financial Statements were due in part to material weaknesses in our disclosure controls and procedures with respect to our Mexico operations which prevented the necessary information from being accumulated and communicated to management as appropriate to allow for timely decisions regarding required disclosure.

During the fourth quarter of our fiscal year ended March 31, 2005, under the direction of our Chief Executive Officer and Chief Financial Officer, we implemented revised disclosure controls and procedures as part of our remediation efforts after the Pemstar Mexico investigation and restatement of financial statements. The revised controls and procedures include expanded supervisory activities and monitoring procedures with respect to Pemstar Mexico and full implementation efforts continue to progress.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2005. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, due to the material weaknesses in our internal control discussed below, our disclosure controls and procedures were not effective as of June 30, 2005.

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

Changes in Internal Control Over Financial Reporting

As previously disclosed in our Annual Report on Form 10-K for the year ended March 31, 2005, based on an assessment conducted as of the end of fiscal 2005, management concluded that we did not maintain effective internal control over financial reporting as of March 31, 2005 as a result of the material weaknesses with respect to Pemstar Mexico, which included a lack of timely, reviewed and approved account reconciliations, a lack of journal entry approvals, a lack of appropriate documentation to support journal entries, a lack of appropriate segregation of duties and a lack of proper account analysis and review, and material weaknesses in critical monitoring controls, which included insufficient review and documented approval of key business transactions such as purchase orders, customer orders, journal entries, reconciliations, employee timecards, and changes to the chart of accounts, a lack of timely account reconciliations signed and dated by the preparer, and a lack of appropriate review and approval of account reconciliations.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

During our fiscal quarter ended December 31, 2004, we commenced implementation of remedial actions to address the material weaknesses described above. These changes in our internal control over financial reporting, which we continued to implement during our fiscal quarter ended June 30, 2005, include:

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

Part II. Other Information

Item 1—Legal Proceedings

Not applicable

Item 2—Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3—Default on Senior Securities

Not applicable.

Item 4—Submission of Matters to a Vote of Security Holders

None.

Item 5—Other Information

Not applicable.

Item 6—Exhibits

(a)	Exhibits.

12.1	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a)/15d-14(a) (Section 302 Certification).

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a)/15d-14(a) (Section 302 Certification).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Pemstar Inc.

Date: August 9, 2005	/s/ Allen J. Berning
Allen J. Berning
Chairman and Chief Executive Officer

Date: August 9, 2005	/s/ Gregory S. Lea
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