Form 10-Q
period 2005-09-30
PEMSTAR INC
filed 2005-11-09
CIK 924829

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practical date.

Common Stock, $0.01 Par Value — 45,205,381 shares as of October 31, 2005.

Index

Pemstar Inc.

Part I. Financial Information

Pemstar Inc.

Consolidated Balance Sheets

(In thousands, except per share data)

	September 30, 2005	March 31 2005
	(Unaudited)	(Note A)
Assets
Current assets:
Cash and equivalents	$18,426	$25,883
Restricted cash	23,391	—
Accounts receivable, net	136,339	98,759
Recoverable income taxes	1,005	971
Inventories	68,250	68,345
Unbilled services	6,773	8,173
Deferred income taxes	989	953
Prepaid expenses and other	8,648	10,413
Assets related to discontinued operations	695	9,395

Total current assets	264,516	222,892

Property, plant and equipment, net	66,337	76,169
Goodwill, net	33,878	33,878
Deferred income taxes	2,620	2,733
Other assets	3,761	4,210
Non-current assets related to discontinued operations	233	4,112

Total assets	$371,345	$343,994

Liabilities and shareholders’ equity
Current liabilities:
Cash overdraft	$3,288	$312
Revolving credit facilities and current maturities of long-term debt	99,400	79,068
Current maturities of capital lease obligations	590	453
Accounts payable	115,387	84,375
Income taxes payable	806	1,491
Accrued expenses and other	30,430	26,001
Liabilities related to discontinued operations	2,842	5,695

Total current liabilities	252,743	197,395

Long-term debt, less current maturities	5,845	6,560
Capital lease obligations, less current maturities	11,807	11,973
Other liabilities and deferred credits	8,108	2,895

Shareholders’ equity:
Common stock, par value $0.01 per share—authorized 150,000 shares, issued and outstanding 45,205 shares at September 30, 2005 and 45,178 shares at March 31, 2005	452	452
Additional paid-in capital	255,049	255,067
Accumulated other comprehensive income (loss)	2,368	3,601
Accumulated deficit	(165,027)	(133,949)

Total shareholders’ equity	92,842	125,171

Total liabilities and shareholders’ equity	$371,345	$343,994

See notes to consolidated financial statements.

Pemstar Inc.

Consolidated Statements of Operations (Unaudited)

(In thousands, except per share data)

	Three Months Ended September 30,		Six Months Ended September 30,
	2005	2004	2005	2004
Net sales	$211,074	$157,875	$420,917	$343,195
Cost of goods sold	204,010	144,756	408,364	312,537

Gross profit	7,064	13,119	12,553	30,658

Selling, general and administrative expenses	10,491	14,430	22,627	28,316
Restructuring and impairment charges	7,893	220	10,239	220

Operating loss	(11,320)	(1,531)	(20,313)	2,122

Other (income) expense – net	(884)	255	(948)	(1,151)
Interest expense	2,771	2,066	4,448	4,079

Loss before income taxes	(13,207)	(3,852)	(23,813)	(806)

Income tax expense (benefit)	168	(480)	(524)	(402)

Loss from continuing operations	(13,375)	(3,372)	(23,289)	(404)
Loss from discontinued operations	(83)	(2,659)	(7,789)	(5,102)

Net loss	$(13,458)	$(6,031)	$(31,078)	$(5,506)

Basic and diluted loss per common share:
Loss from continuing operations	$(0.30)	$(0.07)	$(0.52)	$(0.01)
Loss from discontinued operations	(0.00)	(0.06)	(0.17)	(0.11)

Net loss	$(0.30)	$(0.13)	$(0.69)	$(0.12)

Shares used in computing basic and diluted loss per common share:	45,184	45,150	45,199	45,146

See notes to consolidated financial statements.

Pemstar Inc.

Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Six Months Ended September 30,
	2005	2004
Cash flows from operating activities:
Net loss from continuing operations	$(23,289)	$(404)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	9,240	10,386
Amortization	554	665
Deferred revenue	(197)	(31)
Deferred income tax	119	(512)
Non-cash restructuring charges	2,309	—
Gain on sale of assets	(109)	(1,576)
Other	(13)	(9)
Change in operating assets and liabilities:
Accounts receivable	(36,846)	6,910
Inventories	(465)	4,054
Prepaid expenses and other	3,433	165
Accounts payable	30,235	(8,642)
Accrued expenses and other	9,029	(1,828)

Net cash (used in) provided by operating activities from continuing operations	(6,000)	9,178
Net cash provided by (used in) discontinued operations	1,834	(4,616)

Net cash (used in) provided by operating activities	(4,166)	4,562

Cash flows (used in) investing activities:
(Increase) decrease in restricted cash	(22,829)	4
Purchases of property and equipment	(1,942)	(8,182)
Proceeds from sale of property, plant and equipment	1,353	2,440
Other	—	(52)

Net cash (used in) investing activities from continuing operations	(23,418)	(5,790)
Net cash provided by (used in) investing activities from discontinued operations	105	(180)

Net cash (used in) investing activities	(23,313)	(5,970)

Cash flows provided by (used in) financing activities:
Bank overdrafts	2,977	(6,880)
Principal payments on borrowings	(27,782)	(7,360)
Proceeds from borrowings	45,498	24,219
Other	(292)	298

Net cash provided by (used in) financing activities	20,401	10,277
Effect of exchange rate changes on cash	(379)	(329)

Net increase (decrease) in cash and cash equivalents	(7,457)	8,540
Cash and cash equivalents:
Beginning of period	25,883	9,792

End of period	$18,426	$18,332

See notes to consolidated financial statements.

Pemstar Inc.

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2005

(Dollars and share amounts in thousands, except per share data)

Note A—Basis of Presentation and Accounting Policies

The accompanying unaudited condensed consolidated financial statements of Pemstar Inc. (the Company) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended September 30, 2005, are not necessarily indicative of the results that may be expected for the year ending March 31, 2006.

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

Discontinued Operations

On June 22, 2005, the Company announced its decision to discontinue its manufacturing operations in its Guadalajara facilities, following several years of operating losses in that site. In the six months ended September 30, 2005, the Company recorded asset write-downs pending disposition of the fixed assets totaling $3,282, as well as charges related to personnel severance costs of $916, $420 for expected losses on lease commitments and associated other costs of $408. $821 of the personnel costs were paid out in the quarter when operations ceased at June 30, 2005. The closure of this facility is deemed to be a discontinuation of operations and period losses, cash flows and remaining assets and liabilities have been segregated in the respective statements for the current and comparable periods presented herein. Continuing future cash outflows are expected to be completed within the next nine months as the remaining net liabilities of $1,914 are settled.

Stock-Based Compensation

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

	Three Months Ended September 30,		Six Months Ended September 30,
	2005	2004	2005	2004
Net loss from continuing operations:
As reported	$(13,375)	$(3,372)	$(23,289)	$(404)
Additional compensation expense, net of tax	(20)	(507)	(31)	(1,078)

Pro forma	$(13,395)	$(3,879)	$(23,320)	$(1,482)

Basic and diluted loss from continuing operations per share:
As reported	$(0.30)	$(0.07)	$(0.52)	$(0.01)
Pro forma	(0.30)	(0.09)	(0.52)	(0.03)

New Accounting Pronouncements

In December 2004, the FASB issued a revision to Statement No. 123 (revised 2004), Share-Based Payment. Statement 123(R) will, with certain exceptions, require entities that grant stock options and shares to employees to recognize the fair value of those options and shares as compensation cost over the service (vesting) period in their financial statements. The measurement of that cost will be based on the fair value of the equity or liability instruments issued. Statement 123(R) is required to be adopted by the Company in the first interim period beginning after our fiscal year 2006. As part of this adoption, the Company will begin expensing its options effective April 1, 2006 and has also elected to not restate prior period results. Since the Company will continue to issue stock options to employees as a form of incentive compensation and because the Company has outstanding stock options that will vest on or after April 1, 2006, the adoption of this FASB is expected to have a significant impact on the financial statements, but has not yet determined the impact.

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

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections. This new standard replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements. Among other changes, SFAS No. 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. SFAS No. 154 also provides that (1) a change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a restatement. The new standard is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The Company does not believe that the adoption of the provisions of SFAS No. 154 will have a material impact on the Company’s consolidated financial statements.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs” (“SFAS 151”). The provisions of this statement become effective for the Company in fiscal 2007. SFAS 151 amends the existing guidance on the recognition of inventory costs to clarify the accounting for abnormal amounts of idle expense, freight, handling costs, and wasted material (spoilage). Existing rules indicate that under some circumstances, items such as idle facility expense, excessive spoilage, double freight and rehandling costs may be so abnormal as to require treatment as current period charges. SFAS 151 requires that those items be recognized as current period charges regardless of whether they meet the criterion of “so abnormal”. In addition, SFAS 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The adoption of this Statement is not expected to have a material impact on the Company’s valuation of inventory or operating results.

Note B—Inventories

The components of inventories consist of the following:

	September 30, 2005	March 31, 2005
Raw materials	$50,803	$50,325
Work in process	7,499	8,785
Finished goods	9,948	9,235

	$68,250	$68,345

Note C—Other Income and Comprehensive Loss

Other income for the three and six months ended September 30, 2005 consists primarily of exchange gains in certain international operations. Other income for the six months ended September 30, 2004 includes gains on the sale of property, plant and equipment of $1,576, consisting principally from sales of real estate at the Company’s headquarters facility during the first quarter of fiscal 2005.

Total comprehensive loss was $13,210 and $6,002 for the three months ended September 30, 2005 and 2004, respectively, and $32,311 and $6,104 for the six months ended September 30, 2005 and 2004, respectively. Comprehensive loss differs from net loss due to unrecognized foreign currency gains and losses.

Note D—Financing Arrangements

At September 30, 2005, the Company had available borrowing capacity under its domestic revolving credit facilities of $16.3 million in excess of outstanding borrowings under the facility.

In June, 2005 the Company entered into an arrangement with the Bank of China which included loans totaling $21,045 which are due in six months, restricted cash deposits of $22,835, which secure the loan principal and interest payments and a forward exchange contract to purchase US dollars. As of September 30, 2005, the loan balance was $21,557 and was secured by restricted cash deposits of $23,391. The forward exchange contract will be used to provide the Company US dollars to pay down the US dollar denominated loan. Loan amounts are included in revolving credit facilities in the balance sheet. These arrangements were executed in connection with the turnkey sales the Company made in the three months ended June 30, 2005.

Note E—Derivative Instruments – Foreign Currency Exchange Contracts

The Company enters into forward currency exchange contracts that are recorded at fair value, with related fair value gains or losses recorded in income within the caption Other (Income) Expense - Net. Generally, these contracts have maturities of six months or less. These contracts are entered into to offset the gains or losses on foreign currency denominated assets and liabilities. The Company does not enter into forward exchange contracts for trading purposes and the contracts are not designated as hedges. At September 30, 2005, the Company’s subsidiary in China had open forward exchange contracts to exchange RMB for US dollars maturing December, 2005 with a notional amounts of $21,322.

Note F—Earnings Per Share Data

Common stock equivalents and their impact on net loss have been excluded from the diluted per share calculation for all periods presented, since the Company incurred net losses and the inclusion of common stock equivalents would have had an anti-dilutive impact.

Potentially dilutive securities, which have been excluded, consist of i) unexercised stock options and warrants to purchase 5,719 and 6,052 shares of the Company’s Common Stock as of September 30, 2005 and 2004, respectively, and ii) 2,193 shares of the Company’s Common Stock issuable upon conversion of convertible debt as of September 30, 2005 and 2004.

Note G—Restructuring and Impairment Charges

A roll forward of restructuring provisions from continuing operations is as follows:

	Employee Termination and Severance Costs	Future Lease Costs	Total
Fiscal 2003:
Fiscal 2003 restructuring charges	$1,948	$1,037	$2,985
Cash payments	(1,718)	(500)	(2,218)
Foreign currency translation adjustment	112	—	112

Reserve balance at March 31, 2003	342	537	879
Fiscal 2004:
Fiscal 2004 restructuring charges	981	4,608	5,589
Additions to fiscal 2003 restructuring charges	—	1,063	1,063
Cash payments	(1,301)	(2,274)	(3,575)
Foreign currency translation adjustment	53	—	53

Reserve balances at March 31, 2004	75	3,934	4,009
Fiscal 2005:
Fiscal 2005 restructuring charges	917	2,739	3,656
Cash payments	(923)	(2,884)	(3,807)
Foreign currency translation adjustment	(1)	3	2

Reserve balances at March 31, 2005	68	3,792	3,860
Fiscal 2006:
First half fiscal 2006 restructuring charges	428	7,497	7,925
Cash payments	(457)	(771)	(1,228)
Foreign currency translation adjustment	7	86	93

Reserve balances at September 30, 2005	$46	$10,604	$10,650

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

During fiscal 2004, the Company recorded charges of $7,961 for restructuring related costs as a result of a Company initiative based upon a strategic review of the Company’s primary products and business aimed at optimizing and aligning its manufacturing capacity with customer demand, while positioning the Company for stronger operating results. The charges consisted of asset write-downs of $1,224 for machinery and equipment; $981 for employee termination and severance costs related to approximately 100 salaried and hourly employees located primarily at three domestic operating sites; and $5,671 for adjustment of expected future lease costs, associated with the closing of one California facility in fiscal 2003 and one additional California facility in fiscal 2004. The fiscal 2004 restructuring actions taken pertain to operations for those businesses and locations experiencing negligible or negative growth due to continued market declines in the Communications and Optical business sectors. Certain machinery and equipment were written down to their estimated fair values as a direct result of the continued decline in the optical business sector, which has resulted in excess capacity and under-utilized machinery and equipment. During fiscal 2006, adjustments of $4,608 were made to increase accruals for future lease costs to reflect changed market expectations. As of September 30, 2005, accruals of $5,648 remain with respect to these future lease costs.

During fiscal 2005, the Company recorded charges of $5,205 for restructuring related costs to further reduce facilities and employee counts to position the Company for stronger operating results. These charges consisted of asset write-downs of $1,300, primarily leasehold improvements; $917 for employee termination and severance costs related to approximately 135 salaried and hourly employees in our domestic operations; and $2,739 for expected losses on lease commitments in our Taunton, Massachusetts, Chaska, Minnesota and secondary Rochester, Minnesota sites. The fiscal 2005 restructuring actions taken pertain to further reducing general excess capacity and create the opportunity to streamline personnel and capital deployed into the remaining sites. As of September 30, 2005, accruals of $46 and $2,323 remain related to these employee termination and future lease costs, respectively.

During fiscal 2006, the Company recorded charges of $10,239 (including adjustments of $4,608 referred to above for fiscal 2004 lease accruals) for restructuring related costs of continuing operations. These charges consisted of asset write-downs of $2,309, $428 for employee termination and severance costs related to approximately 160 domestic employees, $7,497 (including adjustments of $4,608 referred to above for fiscal 2004 lease accruals) for expected losses on lease commitments and $5 is other associated costs. As of September 30, 2005, accruals of $2,635 remain with respect to these future lease costs. Restructuring costs included in discontinued operations related to Mexico for the first half of fiscal 2006 included $3,282 of asset write-downs, $916 for severance costs related to approximately 325 employees, $420 for expected losses on lease commitments and $408 is associated other costs. As of September 30, 2005, accruals of $620 remain related to these restructuring costs.

As of September 30, 2005, approximately $4,160, $4,603, $1,615 and $451 of cash payments had been made against the accrual associated with the fiscal 2003, 2004, 2005 and 2006 charges, respectively.

Note H—Contingencies

The Company is subject to various claims and litigation in the ordinary course of its business, including shareholder litigation and employment matters. Management does not believe the outcome of any current legal matters will have a material adverse effect on its consolidated financial position, results of operations or cash flows.

Note I—Liquidity

The domestic revolving credit facilities were replaced during fiscal 2004 to provide expanded capacity for funding business growth and to extend arrangements approaching the expiration of their term. In the event that the Company does not maintain sufficient liquidity, measured by amounts available to borrow for the current collateral base less amounts actually borrowed, these facilities required the maintenance of certain minimum cash flow levels, which amounts were reduced during fiscal 2005 with the amendment to the facility agreement and the extension of the agreement. The Company’s operating plan includes an expectation of maintaining this liquidity, as well as initiatives to reduce specific cash expenditures related to general and administrative expenses.

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

On October 20, 2005, Pemstar Inc. (the “Company”) executed Amendment No. 16 (the “Amendment”) to its Loan and Security Agreement dated April 25, 2003 (the “Agreement”) by and among the Company (as surviving corporation of the merger with Turtle Mountain Corporation) and Wachovia Capital Finance Corporation (Central), (formerly known as Congress Financial Corporation (Central)) and Bank of America, N.A. (as successor-in-interest to Fleet Capital Corporation). Under the Amendment, a new $10.5 million layer of borrowing capacity (“Tranche B”) provided by Ableco Finance LLC was added to the existing revolving credit facility. Following execution of the Amendment, on October 24, 2005, Bank of America, N.A. exercised its right to assign its rights and obligations under the Agreement to Wachovia Capital Finance Corporation as a result of which action, the maximum allowed borrowing under the original revolving loan facility was reduced from $50 million to $40 million, and the aggregate maximum allowed borrowing under the Agreement, amended by the Amendment, became $50.5 million. The Amendment also provides that both the original facility and the new Tranche B will mature on October 19, 2009 instead of April 24, 2010.

Under the Amendment, Tranche B borrowings will bear interest at the prime rate plus 6% (12.25% at September 30, 2005), increasing to prime rate plus 8% if an event of default occurs. The Company is required to make monthly payments of $250,000 on the Tranche B borrowings commencing on January 1, 2006, which monthly payment will increase to $270,000 as of May 1, 2007 assuming that the Tranche B borrowing base increases as of April 20, 2007 as described below. The Tranche B borrowings are also subject to mandatory prepayment in the event that the principal amount exceeds the then applicable borrowing base. The initial Tranche B borrowing base is the lesser of $10.5 million and an amount determined based on a combination of the orderly liquidation value of certain equipment (based on an annual appraisal) and excess availability of eligible accounts receivable and inventory under the original revolving facility. The Tranche B borrowing base is also reduced by the cumulative aggregate amount of monthly payments made by the Company on its Tranche B borrowings. As of April 20, 2007, subject to certain conditions including an adequate level of EBITDA, the Tranche B borrowing base will increase by the lesser of $5 million and 40% of eligible inventory.

Under the Amendment, the pledge of two-thirds of the capital stock of the Company’s foreign subsidiaries, all of which was pledged by the Company to secure the original revolving loan facility, was assigned to Ableco Finance LLC as the Tranche B lender. In addition, the Tranche B lender may request, subject to certain exceptions, that the Company’s foreign subsidiaries guarantee the Tranche B borrowings and grant a senior security interest in their assets to secure such borrowings. The Amendment also grants the Tranche B lender an option to purchase the existing obligations under the Agreement following certain events of default. The Amendment also narrowed certain of the exceptions to the prohibition on sales and sales with leaseback of equipment under the Agreement. Upon execution of the Amendment, the Company exercised its right to borrow the $10.5 million under the Tranche B revolving credit facility.

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

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Net sales - Net sales from continuing operations for the second quarter of fiscal 2006 increased 33.7% to $211.1 million from $157.9 million for the comparable three months of the prior fiscal year. These amounts include sales of excess inventory of $3.8 million and $3.6 million, respectively, priced at cost of those materials and which therefore, serve to reduce the gross margin apparent from total net sales. The increase included approximately $65 million of additional revenue resulting from the full turnkey operation with a wireless handset customer. Excluding the affects of the turnkey incremental revenue, computing and data storage sales were up $2.8 million, offset by decreases in sales of $11.1 million to our communications customers, $1.3 million in our industrial business and $2.1 million to medical customers, each when compared to sales for the comparable three months of the prior fiscal year. The sales gains in the computing and data storage business were comprised of sales to existing customers. Adjusted sales to communications customers declined $11.1 million due mainly to customer disengagements from restructured locations. Industrial sales declines noted relate to reduced requirements in semiconductor supplier customers. Net sales for the six months ended September 30, 2005 increased 22.6% to $420.9 million compared to $343.2 million for the same period last year. These totals include sales of excess inventory of $5.5 million and $6.3 million for first half of fiscal 2006 and fiscal 2005, respectively. Again, the majority of the six-month sales growth was due to the approximate $120 million of additional revenue resulting from transition to the full turnkey operation with a wireless handset customer for significant new projects. The Company’s five largest customers in the second quarter and first half of fiscal 2006 accounted for approximately 74.1% and 73.8%, respectively. Customers comprising greater than 10% of net sales in the second quarter of fiscal 2006 included Motorola at 38.7% of net sales and IBM at 20.0% of net sales.

Gross profit - Gross profit from continuing operations decreased $6.0 million in the second quarter of fiscal 2006 to $7.1 million (3.3% of net sales) from $13.1 million (8.3% of net sales) in the same quarter of fiscal 2005. Lower gross profit stemmed primarily from volume reductions and product mix changes in the semiconductor capital equipment and the wireless handset production, combined with low capacity utilization being addressed by restructuring efforts. Gross profit decreased $18.1 million during the first six months of fiscal 2006 to $12.5 million (3.0% of sales) from $30.6 million (8.9% of sales) in the same period of fiscal 2005. Lower gross profit in the six-month period resulted from the sales mix effect of reduced sales volumes in higher margin businesses, higher volumes in lower margin businesses and transition costs and capacity underutilization as the restructuring of various locations was in progress.

Selling, general and administrative expenses - Selling, general and administrative expenses were $10.5 million (5.0% of net sales) in the second quarter of fiscal 2006, a decrease of $3.9 million from $14.4 million (9.1% of net sales) for the same quarter of fiscal 2005. Selling, general and administrative expenses were $22.6 million (5.4% of sales) during the first six months of fiscal 2006, a decrease of $5.7 million from $28.3 million (8.3% of sales) for the same period of fiscal 2005. The decrease during the three and six-month period ended September 30, 2005, was the result of site restructurings, realignment of our sales force on key customers and corporate savings seen from our restructuring activities. We incurred bad debt expense of $0.9 million for the first half of fiscal 2006 primarily as a result of a customer bankruptcy and customers experiencing financial difficulty, which compares to $0.6 million of bad debt expense during the first half of fiscal 2005.

Restructuring costs - Restructuring costs of $7.9 million, consisting of employee termination and severance costs, expected losses on lease commitments, and asset write-downs, were recognized in the second quarter of fiscal 2006 compared to $0.2 million for the second quarter of fiscal 2005. Through September, these costs are associated with the full closure of our Guadalajara, Mexico, Chaska, Minnesota, secondary Rochester, Minnesota sites and the significant downsizing of our San Jose, California sites.

Interest expense - Our interest expense for the three and six months ended September 30 was $2.8 and $4.4 million for fiscal 2006 compared to $2.1 and $4.1 million for fiscal 2005.

Other (income) expense - Other (income) expense net was ($0.9) million income for the second quarter of fiscal 2006 compared to $0.3 million expense for the second quarter of fiscal 2005. The change consists primarily of currency exchange gains in certain international operations in fiscal 2006. Other (income) expense net was ($0.9) million income, compared to ($1.2) million income for the six months ended September 30, 2005 and September 30, 2004 respectively. The other income for fiscal 2005 included a gain from the sale of surplus real estate at the Company’s headquarters facility offset partially by exchange losses in certain international operations in fiscal 2005 and compares to currency exchange gains in fiscal 2006.

Income tax expense - Income tax expense was $0.2 million (1.3% effective tax rate) for the second quarter of fiscal 2006, compared to income tax (benefit) of ($0.5) million (12.5% effective tax rate) for the second quarter of fiscal 2005. For the first half of fiscal 2006, the income tax benefit was $0.5 million (2.2% effective tax benefit rate) compared to income tax benefit of ($0.4) million (49.9% effective tax rate) for the first half of fiscal 2005. The effective rates remain very low, consistent with prior year results, given the current operating loss and the carryforward of prior net operating losses, primarily in the United States, and the inability to recognize the benefit of carryforward losses and the low or zero incentive income tax rates in most profitable foreign operations. The benefits in fiscal 2006 relate primarily to the recording of deferred tax benefits of $0.4 million recorded as our Singapore operations exited the tax free pioneer status period.

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

As of September 30, 2005, the Company had cash and restricted cash balances of $41.8 million and total bank, other interest bearing debt and capital lease obligations totaling $117.6 million. The September 30, 2005 restricted cash of $23.4 million and $21.6 million of interest bearing debt are related to financing transactions to fix the currency exchange rate for payment of certain China turnkey transaction purchases and as such do not reflect amounts associated with operating requirements. Included in revolving facilities, we had approximately $23.7 million outstanding under our domestic revolving credit facility, $38.3 million outstanding in short-term facilities (excluding $21.6 million amount above) for our China operation, $13.3 million outstanding under our Thailand credit facilities, $1.0 million outstanding under our Netherlands credit facility and $0.7 outstanding under our Singapore credit facility. Each credit facility bears interest on outstanding borrowings at variable interest rates, which as of September 30, 2005 were 7.34% for the domestic revolving credit facility, 4.0% - 5.6% for the China facilities, 3.75% - 5.34% for the Thailand facility, 5.35% for the Singapore facility and 3.0% for the Netherlands facility. These credit facilities are secured by substantially all of our assets.

The domestic revolving credit facility includes a covenant to attain minimum earnings before interest expense, income taxes, depreciation and amortization (EBITDA), for domestic and worldwide operations. These covenants did not apply however, if we maintained at least $10.0 million in available domestic borrowing capacity. On September 30, 2005 we had $16.3 million of available domestic borrowing capacity and had met the requirements to avoid compliance with minimum EBITDA levels. We are required under certain foreign credit facilities to meet various financial covenants, including minimum location net worth, maximum debt to equity ratios, and minimum location net income, all of which were in compliance with at September 30, 2005.

On October 20, 2005, the Company executed an amendment to its domestic revolving credit agreement, wherein, a new $10.5 million layer of borrowing capacity (“Tranche B”) was added to the existing revolving credit facility. Following execution of the amendment, on October 24, 2005, Bank of America, N.A. exercised its right to assign its rights and obligations under the Agreement to Wachovia Capital Finance Corporation as a result of which action the maximum allowed borrowing under the original revolving loan facility was reduced from $50 million to $40 million, and the aggregate maximum allowed borrowing under the amended agreement became $50.5 million. The amendment also provides that both the original facility and the new Tranche B will mature on October 19, 2009 instead of the previous April 24, 2010 maturity date.

The Tranche B borrowings will bear interest at the prime rate plus 6%, increasing to prime rate plus 8% if an event of default occurs. The Company is required to make monthly payments of $250,000 on the Tranche B borrowings commencing on January 1, 2006, which monthly payment will increase to $270,000 as of May 1, 2007 assuming that the Tranche B borrowing base increases as of April 20, 2007 as described below. The Tranche B borrowings are also subject to mandatory prepayment in the event that the principal amount exceeds the then applicable borrowing base. The initial Tranche B borrowing base is the lesser of $10.5 million and an amount determined based on a combination of the orderly liquidation value of certain equipment (based on an annual appraisal) and excess availability of eligible accounts receivable and inventory under the original revolving facility. The Tranche B borrowing base is also reduced by the cumulative aggregate amount of monthly payments made by the Company on its Tranche B borrowings. As of April 20, 2007, subject to certain conditions including an adequate level of EBITDA, the Tranche B borrowing base will increase by the lesser of $5 million and 40% of eligible inventory.

Under the amendment, the pledge of two-thirds of the capital stock of the Company’s foreign subsidiaries, all of which was pledged by the Company to secure the original revolving loan facility, was assigned to the Tranche B lender. In addition, the Tranche B lender may request, subject to certain exceptions, that the Company’s foreign subsidiaries guarantee the Tranche B borrowings and grant a senior security interest in their assets to secure such borrowings. The amendment also grants the Tranche B lender an option to purchase the existing obligations under the full agreement following certain events of default. The amendment also narrowed certain of the exceptions to the prohibition on sales and sales with leaseback of equipment under the Agreement. The previously allowed exemption from complying with minimum cash flow covenants was removed and the Company will now be subject to monthly compliance with these minimum requirements. Upon execution of the amendment, the Company exercised its right to borrow the $10.5 million under the Tranche B revolving credit facility. This change in the domestic revolving agreement raises the allowed borrowings on the domestic collateral assets and increases liquidity for use to support working capital requirements.

The intended use of these loan proceeds is to cover the cash requirements of restructuring activities and future business growth expansion opportunities.

Net cash (used in) provided by operating activities for the first six months of fiscal 2006 was $(4.2) million compared to net cash provided of $4.6 million for the comparable period of the prior fiscal year. Decreased net cash from operating activities in fiscal 2006 was attributable primarily to period losses and increased balances in required net working capital in China related to the change to turn key operations.

Net cash (used in) investing activities for the six months ended September 30, 2005 was $(23.3) million compared to net cash used of $(6.0) million for the comparable period of the prior fiscal year. This increased use resulted primarily from the $23.4 million for the financing transactions to fix the currency exchange rate for payment of the China turnkey transaction purchases offset by reductions in capital expenditures.

Net cash provided by financing activities for the six months ended September 30, 2005 was $20.4 million compared to $10.3 million for the comparable period of the prior fiscal year. Debt borrowings net of repayments were $17.7 million for the first six months of fiscal 2006, compared to $16.9 million for the comparable prior year period. Increased borrowings of $21.6 million were related to the financing transactions to fix the currency exchange rate for payment of the China turnkey transaction purchases. This left the majority of the net change due to changes in cash overdraft positions during the comparative periods.

Our ability to maintain sufficient liquidity depends, in part, on our achieving anticipated revenue targets and intended expense reductions form our restructuring activities. We believe that as a result of: i) the restructuring actions taken in fiscal 2005 and further actions completed in fiscal 2006 to reduce cash expenditures, ii) the efforts we continue to make to increase revenues from continuing customers, as well as efforts to generate new customers in various industry sectors while disengaging with unprofitable customers in others, and iii) our revolving credit facility, which now provides for additional borrowing capacity, we have sufficient cash flow to meet our needs for the remainder of fiscal 2006. We may not achieve these targets or realize the intended expense reductions. If our operating goals are not met, we may be required to secure additional waivers of any resulting covenant violations under existing lending facilities, secure additional financing from lenders or sell additional securities.

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

We depend on a relatively small number of customers for a significant portion of our net sales. Our two largest customers in fiscal 2006 were IBM and Motorola, which represented approximately 58.7% of our total net sales in the quarter ended September 30, 2005. In addition, our ten largest customers in fiscal 2006 accounted for approximately 83.1% of our net sales in the quarter ended September 30, 2005. We expect to continue to depend upon a relatively small number of customers for a significant percentage of our net sales. Because our major customers represent such a large part of our business, the loss of any of our major customers could negatively impact our business.

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

We have historically experienced violations of covenants under our revolving credit facilities and have been required to seek waivers for such violations. Compliance with these covenants in our credit facilities is dependent upon us achieving certain revenue and expense targets in our fiscal 2006 operating plan. If we do not comply with these covenants or if we default on our payment obligations under other debt obligations, our availability under our credit facilities could be reduced or our lenders could declare a default under the credit facilities. In the event of a default or a substantial reduction of availability, we would be required to obtain alternative financing, which could be more expensive than our current arrangement, be dilutive to existing shareholders and divert management’s time and attention. Moreover, we cannot assure that we would be able to obtain alternative financing on favorable terms and on a timely basis, if at all. Our failure to meet any of our covenants under our credit facilities could significantly harm our liquidity and financial position.

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

Falling demand for the products of our technology customers and liquidity difficulties for these companies have forced us to reach accommodations with a portion of our customers and have at times limited our ability to collect fully our accounts receivable from these customers in fiscal 2006 and 2005. In addition, several significant customers in recent years have filed for bankruptcy protection, which limits our recovery of accounts receivable from these customers. In fiscal 2005 and the first six months of fiscal 2006, these and similar factors caused us to recognize charges for accounts receivable adjustments of $0.8 million and $0.9 million, respectively. We may be required to recognize similar charges in future periods.

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

Item 3—Quantitative and Qualitative Disclosure about Market Risk

The Company realized unrecognized (losses) gains of $(1,233) for the first six months of fiscal 2006, resulting in a net accumulated unrecognized other comprehensive gain of $2,368 as of September 30, 2005. These gains resulted primarily from changes in the exchange rate of the Euro in relationship to the United States dollar applied to our net invested asset currency exposure in The Netherlands ($15,911 at September 30, 2005). Additional credit facilities denominated in local currencies of foreign locations are designed to limit risks.

Item 4—Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2005. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, due to the material weaknesses in our internal control discussed in our Annual Report on Form 10-K for the year ended March 31, 2005, our disclosure controls and procedures were not effective as of September 30, 2005.

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

During our fiscal quarter ended December 31, 2004, we commenced implementation of remedial actions to address the material weaknesses described above. These changes in our internal control over financial reporting, which we continued to implement during our fiscal quarter ended September 30, 2005, include:

•	Closure within the quarter of our Mexico facility after having replaced key management personnel and relocated certain accounting activities from our Mexico facility to our corporate headquarters and

•	Implementing stronger monitoring controls both at a corporate and regional basis including:

•	More frequent internal audits of key controls,

•	Monthly reporting of all balance sheet account analyses and reconciliations to the regional controllers,

•	Establishing a self-assessment process driven by control owners and audited by internal audit to ensure ongoing compliance,

•	Stronger corporate policies documenting the control requirements, and

•	Structured training for all members of management on the importance of internal control and their responsibility in ensuring effective operation of controls.

We believe that the remediation efforts can be completed within the current fiscal year.

Part II. Other Information

Item 1—Legal Proceedings

Not applicable.

Item 2—Changes in Securities and Use of Proceeds

Not applicable.

Item 3—Default on Senior Securities

Not applicable.

Item 4—Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders was held on August 4, 2005 at the main offices of the Company at 3535 Technology Drive NW, Rochester, Minnesota. The stockholders took the following actions (with voting tallies, from eligible voting shares, as noted):

i.	Elected three Class II directors for terms expiring in 2008 as disclosed in the Company’s Proxy Statement effective June 20, 2005. (Kenneth E. Hendrickson: Votes for – 40,050,119 withheld – 2,815,976; Thomas A. Burton: Votes for – 39,858,036, withheld – 3,008,059; Michael Odrich: Votes for - 36,075,676, withheld - 6,790,419). The following directors’ terms of office continued after the meeting: Allen J. Berning, Wolf Michel, Roy A. Bauer, Bruce M. Jaffe, Gregory S. Lea, and Steven E. Snyder.

ii.	Ratified selection of Grant Thornton LLP as independent registered public accounting firm for the fiscal year ending March 31, 2006 (Votes for – 42,411,748; votes against – 397,680; abstention – 56,667; broker non-votes – 0).

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

Pemstar Inc.

Date: November 9, 2005	/s/ Allen J. Berning
Allen J. Berning
Chairman and Chief Executive Officer

Date: November 9, 2005	/s/ Gregory S. Lea
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