Form 10-Q
period 2005-12-31
PEMSTAR INC
filed 2006-02-09
CIK 924829

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2005

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer   ☐        Accelerated filer   ☒        Non-accelerated filer   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practical date.

Common Stock, $0.01 Par Value — 45,219,103 shares as of January 31, 2006.

Index

Pemstar Inc.

Part I. Financial Information

Pemstar Inc.

Consolidated Balance Sheets

(In thousands, except per share data)

	December 31, 2005	March 31, 2005
	(Unaudited)	(Note A)
Assets
Current assets:
Cash and equivalents	$21,473	$25,883
Accounts receivable, net	148,177	98,759
Recoverable income taxes	996	971
Inventories	65,651	68,345
Unbilled services	6,083	8,173
Deferred income taxes	990	953
Prepaid expenses and other	10,744	10,413
Assets related to discontinued operations	551	9,395

Total current assets	254,665	222,892

Property, plant and equipment, net	64,378	76,169
Goodwill	33,878	33,878
Deferred income taxes	2,675	2,733
Other assets	4,939	4,210
Non-current assets related to discontinued operations	68	4,112

Total assets	$360,603	$343,994

Liabilities and shareholders’ equity
Current liabilities:
Cash overdraft	$3,168	$312
Revolving credit facilities and current maturities of long-term debt	77,073	79,068
Current maturities of capital lease obligations	523	453
Accounts payable	121,280	84,375
Income taxes payable	832	1,491
Accrued expenses and other	29,303	26,001
Liabilities related to discontinued operations	2,415	5,695

Total current liabilities	234,594	197,395

Long-term debt, less current maturities	12,939	6,560
Capital lease obligations, less current maturities	11,720	11,973
Other liabilities and deferred credits	7,790	2,895

Shareholders’ equity:
Common stock, par value $0.01 per share—authorized 150,000 shares, issued and outstanding 45,207 shares at December 31, 2005 and 45,178 shares at March 31, 2005	452	452
Additional paid-in capital	255,041	255,067
Accumulated other comprehensive income	2,082	3,601
Accumulated deficit	(164,015)	(133,949)

Total shareholders’ equity	93,560	125,171

Total liabilities and shareholders’ equity	$360,603	$343,994

See notes to consolidated financial statements.

Pemstar Inc.

Consolidated Statements of Operations (Unaudited)

(In thousands, except per share data)

	Three Months Ended December 31,		Nine months Ended December 31,
	2005	2004	2005	2004
		(Note A)		(Note A)
Net sales	$253,885	$170,955	$674,802	$514,150
Cost of goods sold	238,630	164,585	646,994	477,122

Gross profit	15,255	6,370	27,808	37,028

Selling, general and administrative expenses	11,286	13,861	33,913	42,177
Restructuring and impairment charges	249	4,689	10,488	4,909

Operating income (loss)	3,720	(12,180)	(16,593)	(10,058)

Other (income) expense – net	(19)	382	(967)	(769)
Interest expense	2,769	1,917	7,217	5,996

Income (loss) before income taxes	970	(14,479)	(22,843)	(15,285)

Income tax benefit	6	509	530	911

Income (loss) from continuing operations	976	(13,970)	(22,313)	(14,374)
Income (loss) from discontinued operations	36	(1,948)	(7,753)	(7,050)

Net income (loss)	$1,012	$(15,918)	$(30,066)	$(21,424)

Basic income (loss) per common share:
Income (loss) from continuing operations	$0.02	$(0.31)	$(0.50)	$(0.32)
Income (loss) from discontinued operations	0.00	(0.04)	(0.17)	(0.15)

Net income (loss)	$0.02	$(0.35)	$(0.67)	$(0.47)

Diluted income (loss) per common share:
Income (loss) from continuing operations	$0.02	$(0.31)	$(0.50)	$(0.32)
Income (loss) from discontinued operations	0.00	(0.04)	(0.17)	(0.15)

Net income (loss)	$0.02	$(0.35)	$(0.67)	$(0.47)

Shares used in computing income (loss) per common share:
Basic	45,179	45,153	45,201	45,148
Diluted	47,522	45,153	45,201	45,148

See notes to consolidated financial statements.

Pemstar Inc.

Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Nine months Ended December 31,
	2005	2004
		(Note A)
Cash flows (used in) provided by operating activities:
Net loss from continuing operations	$(22,313)	$(14,374)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	13,033	15,789
Amortization	814	945
Deferred revenue	(221)	(46)
Deferred income tax	58	(488)
Non-cash restructuring charges	2,309	1,300
Gain on sale of assets	(108)	(1,651)
Other	(63)	(85)
Change in operating assets and liabilities:
Accounts receivable	(48,778)	772
Inventories	1,970	5,285
Prepaid expenses and other	1,493	2,501
Accounts payable	36,182	(2,250)
Accrued expenses and other	7,757	(1,697)

Net cash (used in) provided by operating activities from continuing operations	(7,867)	6,001
Net cash provided by (used in) discontinued operations	1,527	(3,657)

Net cash (used in) provided by operating activities	(6,340)	2,344

Cash flows (used in) investing activities:
Decrease in restricted cash	572	4
Purchases of property and equipment	(3,633)	(9,821)
Proceeds from sale of property, plant and equipment	1,354	3,084
Other	—	(346)

Net cash (used in) investing activities from continuing operations	(1,707)	(7,079)
Net cash provided by (used in) investing activities from discontinued operations	164	(333)

Net cash (used in) investing activities	(1,543)	(7,412)

Cash flows provided by financing activities:
Bank overdrafts	2,856	1,560
Principal payments on borrowings	(63,885)	(9,276)
Proceeds from borrowings	66,158	21,180
Other	(1,248)	279

Net cash provided by financing activities	3,881	13,743

Effect of exchange rate changes on cash	(408)	(172)

Net (decrease) increase in cash and cash equivalents	(4,410)	8,503
Cash and cash equivalents:
Beginning of period	25,883	9,792

End of period	$21,473	$18,295

See notes to consolidated financial statements.

Pemstar Inc.

Notes to Consolidated Financial Statements (Unaudited)

December 31, 2005

(Dollars and share amounts in thousands, except per share data)

Note A—Basis of Presentation and Accounting Policies

The accompanying unaudited condensed consolidated financial statements of Pemstar Inc. (the Company) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended December 31, 2005, are not necessarily indicative of the results that may be expected for the year ending March 31, 2006.

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

Discontinued Operations

On June 22, 2005, the Company announced its decision to discontinue its manufacturing operations in its Guadalajara, Mexico, facilities, following several years of operating losses in that site. In the nine months ended December 31, 2005, the Company recorded asset write-downs pending disposition of the fixed assets totaling $3,054, as well as charges related to personnel severance costs of $916, $420 for expected losses on lease commitments and associated other costs of $540. All of the personnel and lease commitment costs were paid out in the nine months ended December 31, 2005. Associated other costs of $329 remain payable at December 31, 2005. The closure of this facility is deemed to be a discontinuation of operations and period losses, cash flows and remaining assets and liabilities have been segregated in the respective statements for the current and comparable periods presented herein. Continuing future cash outflows are expected to be completed within the next six months as the remaining net liabilities of $1,796 are settled.

All income and expenses related to the discontinued operations have been classified in the Consolidated Statements of Operations within the caption income (loss) from discontinued operations. Cash flows related to the discontinued operations have been classified in the Consolidated Statements of Cash Flows within separate captions in each of operating, financing and investing activities sections. In all cases, amounts in comparative years have been reclassified to conform to discontinued operations presentation.

Stock-Based Compensation

The Company has adopted the pro forma disclosure only requirements of SFAS No. 123, Accounting for Stock-Based Compensation, and accordingly, accounts for stock options issued to employees using the intrinsic value method of Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees. Compensation expense is recorded on the date stock options are granted only if the current fair market value of the underlying stock exceeds the exercise price of the option. Accordingly, no compensation cost has been recognized for grants under these stock option plans since the exercise price equaled the fair market value of the stock on the date of grant. Had compensation cost for stock option grants been based on the grant date fair values of awards (the method described in SFAS No. 123), reported net income (loss) would have been changed to the pro forma amounts reported below.

	Three Months Ended December 31,		Nine months Ended December 31,
	2005	2004	2005	2004
Net income (loss) from continuing operations:
As reported	$976	$(13,970)	$(22,313)	$(14,374)
Additional compensation expense, net of tax	(36)	(378)	(66)	(1,457)

Pro forma	$940	$(14,348)	$(22,379)	$(15,831)

Basic income (loss) from continuing operations per share:
As reported	$0.02	$(0.31)	$(0.50)	$(0.32)
Pro forma	0.02	(0.32)	(0.50)	(0.35)

Diluted income (loss) from continuing operations per share:
As reported	$0.02	$(0.31)	$(0.50)	$(0.32)
Pro forma	0.02	(0.32)	(0.50)	(0.35)

New Accounting Pronouncements

In December 2004, the FASB issued a revision to SFAS No. 123 (revised 2004), Share-Based Payment. SFAS No. 123(R) will, with certain exceptions, require entities that grant stock options and shares to employees to recognize the fair value of those options and shares as compensation cost over the service (vesting) period in their financial statements. The measurement of that cost will be based on the fair value of the equity or liability instruments issued. SFAS No. 123(R) is required to be adopted by the Company in the first interim period of our fiscal year 2006. As part of this adoption, the Company will begin expensing its options effective April 1, 2006 and has also elected to not restate prior period results. The Company does not believe that the adoption of the provisions of SFAS No. 123(R) will have a material impact on the Company’s consolidated financial statements.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets - an amendment of APB Opinion No. 29. The guidance in APB No. 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in APB No. 29, however, included certain exceptions to that principle. SFAS No. 153 amends APB No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. The Company is currently assessing the impact of the provisions. The provision of SFAS No. 153 is effective in periods beginning after June 15, 2005. The adoption of the provisions of SFAS No. 153 will not have a material impact on the Company’s consolidated financial statements.

In December 2004, the FASB issued FASB Staff Position No. 109-1 (FAS No. 109-1), Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004. The American Jobs Creation Act (AJCA) introduces a special 9% tax deduction on qualified production activities. FAS No. 109-1 clarifies that this tax deduction should be accounted for as a special tax deduction in accordance with SFAS No. 109. The Company does not expect the adoption of this new tax provision to have a material impact on its consolidated financial position, results of operations or cash flows.

In December 2004, the FASB issued FASB Staff Position No. 109-2 (FAS No. 109-2), Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creations Act of 2004. The AJCA introduces a limited time 85% dividends received deduction on the repatriation of certain foreign earnings to a United States taxpayer (repatriation provision), provided certain criteria are met. FAS No. 109-2 provides accounting and disclosure guidance for the repatriation provision. The Company does not currently expect to repatriate earnings under the provisions of the Act.

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

In November 2004, the FASB issued SFAS No. 151, Inventory Costs (SFAS 151). The provisions of this statement become effective for the Company beginning April 1, 2006. SFAS 151 amends the existing guidance on the recognition of inventory costs to clarify the accounting for abnormal amounts of idle expense, freight, handling costs, and wasted material (spoilage). Existing rules indicate that under some circumstances, items such as idle facility expense, excessive spoilage, double freight and rehandling costs may be so abnormal as to require treatment as current period charges. SFAS 151 requires that those items be recognized as current period charges regardless of whether they meet the criterion of “so abnormal”. In addition, SFAS 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The adoption of this Statement is not expected to have a material impact on the Company’s valuation of inventory or operating results.

Note B—Inventories

The components of inventories consist of the following:

	December 31, 2005	March 31, 2005
		(Note A)
Raw materials	$52,980	$50,325
Work in process	4,420	8,785
Finished goods	8,251	9,235

	$65,651	$68,345

Note C—Other Income and Comprehensive Loss

Other income for the three and nine months ended December 31, 2005 consists primarily of exchange gains in certain international operations. Other income for the nine months ended December 31, 2004 includes gains on the sale of property, plant and equipment of $1,576, consisting principally from sales of real estate at the Company’s headquarters facility during the first quarter of fiscal 2005, offset by exchange losses in certain international operations.

Total comprehensive income (loss) was $726 and $(13,415) for the three months ended December 31, 2005 and 2004, respectively, and $(31,585) and $(19,519) for the nine months ended December 31, 2005 and 2004, respectively. Comprehensive loss differs from net loss due to unrecognized foreign currency gains and losses.

Note D—Financing Arrangements

At December 31, 2005, the Company had available borrowing capacity under its domestic revolving credit facilities of $19.3 million in excess of outstanding borrowings under the facility.

Note E—Earnings Per Share Data

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated.

	Three Months Ended December 31,		Nine Months Ended December 31,
	2005	2004	2005	2004
		(Note A)		(Note A)
	In Thousands, except per share data
Basic EPS
Income (loss) from continuing operations	$976	$(13,970)	$(22,313)	$(14,374)
Income (loss) from discontinued operations	36	(1,948)	(7,753)	(7,050)

	$1,012	$(15,918)	$(30,066)	$(21,424)

Average shares outstanding	45,179	45,153	45,201	45,148

Basic EPS from continuing operations	$0.02	$(0.31)	$(0.50)	$(0.32)
Basic EPS from discontinued operations	0.00	(0.04)	(0.17)	(0.15)

Net Basic EPS	$0.02	$(0.35)	$(0.67)	$(0.47)

Diluted EPS
Income from continuing operations	$976	$(13,970)	$(22,313)	$(14,374)
Add back interest on convertible debt, net of tax	193	—	—	—

Total from continuing operations	1,169	(13,970)	(22,316)	(14,374)
Income from discontinued operations	36	(1,948)	(7,753)	(7,050)

	$1,205	$(15,918)	$(30,066)	$(21,424)

Average shares outstanding	45,179	45,153	45,201	45,148
Share issued on conversion of convertible debt	2,193	—	—	—
Net effect of dilutive stock options—based on the treasury stock method	150	—	—	—

Total diluted share outstanding	47,522	45,153	45,201	45,148

Diluted EPS from continuing operations	$0.02	$(0.31)	$(0.50)	$(0.32)
Diluted EPS from discontinued operations	0.00	(0.04)	(0.17)	(0.15)

Net diluted EPS	$0.02	$(0.35)	$(0.67)	$(0.47)

During the three and nine months ended December 31, 2005, employees exercised stock options to acquire 2 and 29 shares at an average exercise price of $1.13 and $0.64 per share, respectively. Common stock equivalents and their impact on net loss have been excluded from the diluted per share calculation for the three months ended December 31, 2004 and for the nine months ended December 31, 2005 and 2004, since the Company incurred net losses and the inclusion of common stock equivalents would have an anti-dilutive impact. Potentially dilutive securities, which have been excluded, consist of i) unexercised stock options and warrants to purchase 5,357 and 6,120 shares of the Company’s Common Stock as of December 31, 2005 and December 31, 2004 respectively, and ii) 2,193 shares of the Company’s Common Stock issuable upon conversion of convertible debt as of December 31, 2005 and 2004.

Note F—Restructuring and Impairment Charges

A roll forward of restructuring provisions from continuing operations is as follows:

	Employee Termination and Severance Costs	Future Lease Costs	Total
Fiscal 2003:
Fiscal 2003 restructuring charges	$1,948	$1,037	$2,985
Cash payments	(1,718)	(500)	(2,218)
Foreign currency translation adjustment	112	—	112

Reserve balance at March 31, 2003	342	537	879
Fiscal 2004:
Fiscal 2004 restructuring charges	981	4,608	5,589
Additions to fiscal 2003 restructuring charges	—	1,063	1,063
Cash payments	(1,301)	(2,274)	(3,575)
Foreign currency translation adjustment	53	—	53

Reserve balances at March 31, 2004	75	3,934	4,009
Fiscal 2005:
Fiscal 2005 restructuring charges	917	2,739	3,656
Cash payments	(923)	(2,884)	(3,807)
Foreign currency translation adjustment	(1)	3	2

Reserve balances at March 31, 2005	68	3,792	3,860
Fiscal 2006:
Fiscal 2006 year to date restructuring charges	421	8,154	8,575
Cash payments	(458)	(2,177)	(2,635)
Foreign currency translation adjustment	7	61	68

Reserve balances at December 31, 2005	$38	$9,831	$9,868

During fiscal 2003, the Company incurred restructuring costs from continuing operations of $3,758. Of this, $1,810, related to the decision to consolidate separate manufacturing facilities in San Jose, California, into a single facility, consisting of lease discontinuation costs of $1,037 and accelerated amortization of leasehold improvements of $773. Additionally, $1,948 of severance costs were incurred, primarily in The Netherlands and in the United States’ locations, responding to reductions in local business requirements. Payments related to these restructuring costs were completed as of March 31, 2005.

During fiscal 2004, the Company recorded charges from continuing operations of $7,876 for restructuring related costs as a result of a Company initiative based upon a strategic review of the Company’s primary products and business aimed at optimizing and aligning its manufacturing capacity with customer demand, while positioning the Company for stronger operating results. The charges consisted of asset write-downs of $1,224 for machinery and equipment; $981 for employee termination and severance costs related to approximately 100 salaried and hourly employees located primarily at three domestic operating sites; and $5,671 for adjustment of expected future lease costs, associated with the closing of one California facility in fiscal 2003 and one additional California facility in fiscal 2004. The fiscal 2004 restructuring actions taken pertain to operations for those businesses and locations experiencing negligible or negative growth due to continued market declines in the Communications and Optical business sectors. Certain machinery and equipment were written down to their estimated fair values as a direct result of the continued decline in the optical business sector, which has resulted in excess capacity and under-utilized machinery and equipment. During fiscal 2006, adjustments of $4,608 were made to increase accruals for future lease costs to reflect changed market expectations. As of December 31, 2005, accruals of $5,647 remain with respect to these future lease costs.

During fiscal 2005, the Company recorded charges from continuing operations of $4,956 for restructuring related costs to further reduce facilities and employee counts to position the Company for stronger operating results. These charges consisted of asset write-downs of $1,300, primarily leasehold improvements; $917 for employee termination and severance costs related to approximately 135 salaried and hourly employees in our domestic operations; and $2,739 for expected losses on lease commitments in our Taunton, Massachusetts, Chaska, Minnesota and secondary Rochester, Minnesota sites. The fiscal 2005 restructuring actions taken pertain to further reducing general excess capacity and create the opportunity to streamline personnel and capital deployed into the remaining sites. As of December 31, 2005, accruals of $38 and $1,805 remain related to these employee termination and future lease costs, respectively.

During fiscal 2006, the Company recorded charges from continuing operations of $10,488 (including adjustments of $4,608 referred to above for fiscal 2004 lease accruals) for restructuring related costs of continuing operations. These charges consisted of asset write-downs of $1,899, $422 for employee termination and severance costs related to approximately 160 domestic employees, $8,152 (including adjustments of $4,608 referred to above for fiscal 2004 lease accruals) for expected losses on lease commitments and $15 is other associated costs. As of December 31, 2005, accruals of $2,378 remain with respect to these future lease costs. Restructuring costs included in discontinued operations related to Mexico for the first nine months of fiscal 2006 included $3,054 of asset write-downs, $916 for severance costs related to approximately 325 employees, $420 for losses on lease commitments and $540 in associated other costs. As of December 31, 2005, accruals of $329 remain related to these restructuring costs.

As of December 31, 2005, approximately $4,160, $4,602, $2,110 and $1,363 of cash payments had been made against the accrual associated with the fiscal 2003, 2004, 2005 and 2006 charges, respectively.

Note G—Contingencies

The Company is subject to various claims and litigation in the ordinary course of its business, including shareholder litigation and employment matters. Management does not believe the outcome of any current legal matters will have a material adverse effect on its consolidated financial position, results of operations or cash flows.

Note H—Liquidity

The domestic revolving credit facilities were replaced during fiscal 2004 to provide expanded capacity for funding business growth and to extend arrangements approaching the expiration of their term. Historically, in the event that the Company does not maintain sufficient liquidity, measured by amounts available to borrow for the current collateral base less amounts actually borrowed, these facilities required the maintenance of certain minimum cash flow levels. The minimum cash flow requirement amounts were reduced during fiscal 2005 with the amendment to the facility agreement and the extension of the agreement. Amendments during fiscal 2006 remove the exemption from the minimum cash flow requirements, so that such requirements are currently present. The Company’s operating plan includes an expectation of maintaining this liquidity, as well as initiatives to reduce specific cash expenditures related to general and administrative expenses.

Compliance by the Company with certain covenants in its new domestic credit facility is dependent upon the Company achieving certain revenue and expense targets in its fiscal 2006 operating plan. The Company expects to meet the remaining required financial projections for the 2006 fiscal year. The Company also believes that, if necessary, it would be able to secure additional financing from its lenders or sell additional Company equity securities; however, there can be no assurance that such funding can be obtained or that future credit facility violations will be waived.

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

Under the Amendment, Tranche B borrowings will bear interest at the prime rate plus 6% (12.25% at December 31, 2005), increasing to prime rate plus 8% if an event of default occurs. The Company is required to make monthly payments of $250,000 on the Tranche B borrowings commencing on January 1, 2006, which monthly payment will increase to $270,000 as of May 1, 2007 assuming that the Tranche B borrowing base increases as of April 20, 2007 as described below. The Tranche B borrowings are also subject to mandatory prepayment in the event that the principal amount exceeds the then applicable borrowing base. The initial Tranche B borrowing base is the lesser of $10.5 million and an amount determined based on a combination of the orderly liquidation value of certain equipment (based on an annual appraisal) and excess availability of eligible accounts receivable and inventory under the original revolving facility. The Tranche B borrowing base is also reduced by the cumulative aggregate amount of monthly payments made by the Company on its Tranche B borrowings. After April 20, 2007, subject to certain conditions including an adequate level of EBITDA, the Tranche B borrowing base will increase by the lesser of $5 million or 40% of eligible inventory.

Under the Amendment, the proceeds of 66% of the capital stock of the Company’s foreign subsidiaries, all of which was pledged by the Company to secure the original revolving loan facility, was effectively assigned to Ableco Finance LLC as the Tranche B lender. In addition, the Tranche B lender may request, subject to certain exceptions, that the Company’s foreign subsidiaries guarantee the Tranche B borrowings and grant a senior security interest in their assets to secure such borrowings. The Amendment also grants the Tranche B lender an option to purchase the existing obligations under the Agreement following certain events of default. The Amendment also narrowed certain of the exceptions to the prohibition on sales and sales with leaseback of equipment under the Agreement. Upon execution of the Amendment, the Company exercised its right to borrow the $10.5 million under the Tranche B revolving credit facility.

During fiscal 2004, 2005 and 2006, the Company has obtained significant funding locally for its foreign operations and has obtained commitments for further increases to suit business requirements. As such, it has become substantially less reliant on domestic lines of credit for needs outside of domestic operations.

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

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Net sales - Net sales from continuing operations for the third quarter of fiscal 2006 increased 48.5% to $253.9 million from $171.0 million for the comparable three months of the prior fiscal year. These amounts include sales of excess inventory of $1.0 million and $1.6 million, respectively, priced at cost of those materials and which therefore, serve to reduce the gross margin apparent from total net sales. During fiscal 2006, the Company’s agreement with a wireless handset customer was converted to a basis wherein the Company is required to purchase all component materials and sell finished wireless handsets to the customer. This basis is referred to as full turnkey operations. Since most of these materials are purchased within customer arranged vendor agreements or from the customer itself, significant revenue growth occurs for which there is little potential for gross margin benefit. The increased sales for the three months ended December 31, 2005, also included approximately $92.5 million of additional revenue resulting from the full turnkey operation with this wireless handset customer. Excluding the affects of the turnkey incremental revenue, computing and data storage sales were up $1.5 million, offset by decreases in sales of $5.8 million to our communications customers, $3.1 million in our industrial business and $2.1 million to medical customers, each when compared to sales for the comparable three months of the prior fiscal year. The sales gains in the computing and data storage business were comprised of sales to existing customers. Sales to communications customers, excluding full turnkey incremental revenues, declined $5.8 million due mainly to customer disengagements from restructured locations. Industrial sales declines related to disengagements from restructured sites and end of life projects with existing customers. Net sales for the nine months ended December 31, 2005 increased 31.2% to $674.8 million compared to $514.2 million for the same period last year. These totals include sales of excess inventory of $6.5 million and $7.9 million for first nine months of fiscal 2006 and fiscal 2005, respectively. Again, the majority of the nine-month sales growth was due to the approximate $217.4 million of additional revenue resulting from transition to the full turnkey operation with a wireless handset customer for significant new projects. The Company’s five largest customers in the third quarter and first half of fiscal 2006 accounted for approximately 82.0% and 76.9%, respectively, of net sales. Customers comprising greater than 10% of net sales in the third quarter of fiscal 2006 included Motorola at 47.6% of net sales and IBM at 21.3% of net sales.

Gross profit - Gross profit from continuing operations increased $8.9 million in the third quarter of fiscal 2006 to $15.3 million (6.0% of net sales) from $6.4 million (3.7% of net sales) in the same quarter of fiscal 2005. This gross profit improvement resulted from our restructuring actions taken in the third quarter and prior periods and improved wireless handset performance in Asia. Gross profit decreased $9.2 million during the first nine months of fiscal 2006 to $27.8 million (4.1% of sales) from $37.0 million (7.2% of sales) in the same period of fiscal 2005. Lower gross profit in the nine-month period resulted from the sales mix effect of reduced sales volumes in higher margin businesses, higher volumes in lower margin businesses and transition costs and capacity underutilization as the restructuring of various locations was in progress.

Selling, general and administrative expenses - Selling, general and administrative expenses were $11.3 million (4.4% of net sales) in the third quarter of fiscal 2006, a decrease of $2.6 million from $13.9 million (8.1% of net sales) for the same quarter of fiscal 2005. Selling, general and administrative expenses were $33.9 million (5.0% of sales) during the first nine months of fiscal 2006, a decrease of $8.3 million from $42.2 million (8.2% of sales) for the same period of fiscal 2005. The decrease during the three and nine-month periods ended December 31, 2005, was the result of site restructurings, realignment of our sales force on key customers and corporate savings seen from our restructuring activities. We incurred bad debt expense of $1.5 and $2.5 million for the three and nine-month periods ended December 31, 2005, respectively, primarily as a result of a customer bankruptcy and customers experiencing financial difficulty, which compares to $0 and $0.7 million of bad debt expense during the three and nine-month periods ended December 31, 2004, respectively.

Restructuring costs - Restructuring costs of $0.2 million, consisting of employee termination and severance costs, expected losses on lease commitments, and asset write-downs, were recognized in the third quarter of fiscal 2006 compared to $4.7 million for the third quarter of fiscal 2005. The current quarter costs are associated with the significant downsizing of our San Jose, California sites.

Interest expense - Our interest expense for the three and nine-month periods ended December 31, 2005 was $2.8 and $7.2 million, respectively, as compared to $1.9 and $6.0 million for the corresponding periods in the prior fiscal year. These increases in interest expense are primarily related to increased balances from the Tranche B domestic credit and foreign debt funding local operations.

Other (income) expense - Other (income) expense net was ($0.0) million income for the third quarter of fiscal 2006 compared to $0.3 million expense for the third quarter of fiscal 2005. The change consists primarily of currency exchange gains in certain international operations in fiscal 2006. Other (income) expense net was ($1.0) million income, compared to ($0.8) million income for the nine months ended December 31, 2005 and December 31, 2004, respectively. The other income for fiscal 2005 included a gain from the sale of surplus real estate at the Company’s headquarters facility offset partially by exchange losses in certain international operations in fiscal 2005 and compares to currency exchange gains in fiscal 2006.

Income tax expense - Income tax benefit was $0.0 million (0.6% effective tax benefit rate) for the third quarter of fiscal 2006, compared to income tax benefit of $0.5 million (3.5% effective tax benefit rate) for the third quarter of fiscal 2005. For the first nine months of fiscal 2006, the income tax benefit was $0.5 million (2.3% effective tax benefit rate) compared to income tax benefit of ($0.9) million (6.0% effective tax benefit rate) for the first nine months of fiscal 2005. The effective rates remain very low, consistent with prior year results, given the current operating loss and the carryforward of prior net operating losses, primarily in the United States, and the inability to recognize the benefit of carryforward losses and the low or zero incentive income tax rates in most profitable foreign operations. The benefits in fiscal 2006 relate primarily to the recording of deferred tax benefits of $0.4 million recorded as our Singapore operations exited the tax free pioneer status period.

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

As of December 31, 2005, the Company had cash balances of $21.5 million and total bank, other interest bearing debt and capital lease obligations totaling $102.3 million. Included in revolving facilities, we had approximately $27.2 million outstanding under our domestic revolving credit facility, $42.1 million outstanding in short-term facilities for our China operation, $11.5 million outstanding under our Thailand credit facilities, $1.0 million outstanding under our Netherlands credit facility and $2.1 outstanding under our Singapore credit facility. Each credit facility bears interest on outstanding borrowings at variable interest rates, which as of December 31, 2005 were 8.0% for the domestic revolving credit facility, 4.7% - 5.6% for the China facilities, 4.1% - 5.9% for the Thailand facility, 6.0% for the Singapore facility and 3.3% for the Netherlands facility. These credit facilities are secured by substantially all of our assets.

The domestic revolving credit facility includes a covenant to attain minimum earnings before interest expense, income taxes, depreciation and amortization (EBITDA), for domestic and worldwide operations, which has been met. This covenant did not apply earlier in the year if we maintained at least $10.0 million in available domestic borrowing capacity. On December 31, 2005 we had $19.3 million of available domestic borrowing capacity. We are required under certain foreign credit facilities to meet various financial covenants, including minimum location net worth, maximum debt to equity ratios, and minimum location net income, all of which we were in compliance with at December 31, 2005.

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

The Tranche B borrowings will bear interest at the prime rate plus 6%, increasing to prime rate plus 8% if an event of default occurs. The Company is required to make monthly payments of $250,000 on the Tranche B borrowings commencing on January 1, 2006, which monthly payment will increase to $270,000 as of May 1, 2007 assuming that the Tranche B borrowing base increases as of April 20, 2007 as described below. The Tranche B borrowings are also subject to mandatory prepayment in the event that the principal amount exceeds the then applicable borrowing base. The initial Tranche B borrowing base is the lesser of $10.5 million and an amount determined based on a combination of the orderly liquidation value of certain equipment (based on an annual appraisal) and excess availability of eligible accounts receivable and inventory under the original revolving facility. The Tranche B borrowing base is also reduced by the cumulative aggregate amount of monthly payments made by the Company on its Tranche B borrowings. After April 20, 2007, subject to certain conditions including an adequate level of EBITDA, the Tranche B borrowing base will increase by the lesser of $5 million or 40% of eligible inventory.

Under the amendment, the proceeds of 66% of the capital stock of the Company’s foreign subsidiaries, all of which was pledged by the Company to secure the original revolving loan facility, was effectively assigned to the Tranche B lender. In addition, the Tranche B lender may request, subject to certain exceptions, that the Company’s foreign subsidiaries guarantee the Tranche B borrowings and grant a senior security interest in their assets to secure such borrowings. The amendment also grants the Tranche B lender an option to purchase the existing obligations under the full agreement following certain events of default. The amendment also narrowed certain of the exceptions to the prohibition on sales and sales with leaseback of equipment under the Agreement. The previously allowed exemption from complying with minimum cash flow covenants was removed and the Company will now be subject to monthly compliance with these minimum requirements. Upon execution of the amendment, the Company exercised its right to borrow the $10.5 million under the Tranche B revolving credit facility. This change in the domestic revolving agreement raises the allowed borrowings on the domestic collateral assets and increases liquidity for use to support working capital requirements.

The intended use of these loan proceeds is to cover the cash requirements of restructuring activities and future business growth expansion opportunities.

Net cash (used in) provided by operating activities for the first nine months of fiscal 2006 was $(6.3) million compared to net cash provided of $2.3 million for the comparable period of the prior fiscal year. Decreased net cash from operating activities in fiscal 2006 was attributable primarily to period losses and increased balances in required net working capital of $8.7 million in China related to accounts receivable, inventory and accounts payable levels affected by the change to full turn key operations for our wireless handset customers.

Net cash (used in) investing activities for the nine months ended December 31, 2005 was $(1.5) million compared to net cash used of $(7.4) million for the comparable period of the prior fiscal year. This decreased use resulted primarily from a $6.2 million reduction in capital expenditures.

Net cash provided by financing activities for the nine months ended December 31, 2005 was $3.9 million compared to $13.7 million for the comparable period of the prior fiscal year. Debt borrowings net of repayments were $2.3 million for the first nine months of fiscal 2006, compared to $11.9 million for the comparable prior year period.

We believe that as a result of: (i) the restructuring actions taken in fiscal 2005 and further actions completed in fiscal 2006 to reduce cash expenditures, (ii) the efforts we continue to make to increase revenues from continuing customers, as well as efforts to generate new customers in various industry sectors while disengaging with unprofitable customers in others, and (iii) our revolving credit facility, which now provides for additional borrowing capacity, we have sufficient cash flow to meet our needs for the remainder of fiscal 2006. Our ability to maintain sufficient liquidity depends, in part, on our achieving anticipated revenue targets and intended expense reductions from our restructuring activities. We may not achieve these targets or realize the intended expense reductions. If our operating goals are not met, we may be required to secure additional waivers of any resulting covenant violations under existing lending facilities, secure additional financing from lenders or sell additional securities.

We regularly review acquisition and additional facilities expansion or joint venture opportunities, as well as major new program opportunities with new or existing customers, any of which may require us to sell additional equity or secure additional financing in order to fund the requirement. The sale of additional equity could result in additional dilution to our shareholders. Furthermore, there is no assurance that financing arrangements will be available in amounts or on terms acceptable to us.

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

We depend on a relatively small number of customers for a significant portion of our net sales. Our two largest customers in fiscal 2006 were IBM and Motorola, which represented approximately 68.9% of our total net sales in the quarter ended December 31, 2005 (51.0%, excluding incremental turnkey operations revenue). In addition, our ten largest customers in fiscal 2006 accounted for approximately 89.7% of our net sales in the quarter ended December 31, 2005(83.8%, excluding incremental turnkey operations revenue). We expect to continue to depend upon a relatively small number of customers for a significant percentage of our net sales. Because our major customers represent such a large part of our business, the loss of any of our major customers could negatively impact our business.

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

We do not typically obtain firm long-term purchase orders or commitments from our customers. We work closely with our customers to develop forecasts for future orders, but these forecasts are not binding. Customers may cancel their orders, change production quantities from forecast volumes or delay production for a number of reasons beyond our control. Any material delay, cancellation or reduction of orders from our largest customers could cause our net sales to decline significantly and could result in us holding excess inventories of components and materials. In fiscal 2006, these and similar factors caused us to recognize charges for inventory reserves and adjustments of $2.3 million. We may be required to recognize similar charges in future periods.

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

Falling demand for the products of our technology customers and liquidity difficulties for these companies have forced us to reach accommodations with a portion of our customers and have at times limited our ability to collect fully our accounts receivable from these customers in fiscal 2006 and 2005. In addition, several significant customers in recent years have filed for bankruptcy protection, which limits our recovery of accounts receivable from these customers. In fiscal 2005 and the first nine months of fiscal 2006, these and similar factors caused us to recognize charges for accounts receivable adjustments of $0.8 million and $2.5 million, respectively. We may be required to recognize similar charges in future periods.

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

We are currently a defendant, along with several current officers and directors, in a putative class action captioned: In re PEMSTAR INC. Securities Litigation. The members of our Board are also defendants in a shareholder derivative action that is based on many of the same facts that gave rise to the securities class action. We believe the securities action is wholly without merit and have moved its dismissal. We have also moved to dismiss the derivative action based on our belief that the allegations in this action have been previously released as part of the settlement of a prior derivative lawsuit which is currently on appeal. For further information about the nature of these actions see Part II, Item 1 in this Quarterly Report on Form 10-Q for the quarter ended December 31, 2005. Although we are vigorously defending against all of these claims, these actions are in their early stages and we cannot predict their outcomes. If we are not able to successfully defend these actions, our business and financial condition could suffer.

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

Effective internal control over financial reporting is necessary for us to provide reliable financial reports. If we cannot provide reliable financial reports our operating results could be harmed. We have in the past discovered, and may in the future discover, areas of our internal controls that need improvement. Section 404 of the Sarbanes-Oxley Act requires annual management assessments of the effectiveness of our internal control over financial reporting and a report by our independent auditors addressing these assessments. Due to the low level of our market value at the end of the second quarter of fiscal 2006, the requirements for this management assessment and independent auditors’ report on internal controls will be suspended for fiscal 2006 under current SEC rules. These requirements may resume for fiscal 2007 depending on the future market value of our common stock. During the course of this assessment with respect to our fiscal year ended March 31, 2005, we identified several material weaknesses in our system of internal control, weaknesses we are now trying to remediate. Failure to successfully identify and remediate material weaknesses in our system of internal control could affect the accuracy of our financial reporting which could have a material adverse effect on our stock price when any such inaccuracies are discovered and disclosed.

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

Item 3—Quantitative and Qualitative Disclosure about Market Risk

The Company realized unrecognized (losses) gains of $(1,518) for the first nine months of fiscal 2006, resulting in a net accumulated unrecognized other comprehensive gain of $2,083 as of December 31, 2005. These gains resulted primarily from changes in the exchange rate of the Euro in relationship to the United States dollar applied to our net invested asset currency exposure in The Netherlands ($14,807 at December 31, 2005). Additional credit facilities denominated in local currencies of foreign locations are designed to limit risks.

Item 4—Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2005. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, due to the material weaknesses in our internal control discussed in our Annual Report on Form 10-K for the year ended March 31, 2005, our disclosure controls and procedures were not effective as of December 31, 2005.

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

During our fiscal quarter ended December 31, 2004, we commenced implementation of remedial actions to address the material weaknesses described above. These changes in our internal control over financial reporting, which we continued to implement up to and including our fiscal quarter ended December 31, 2005, include:

•	Closure of our Mexico facility after having replaced key management personnel and relocated certain accounting activities from our Mexico facility to our corporate headquarters and

•	Implementing stronger monitoring controls both at a corporate and regional basis including:

•	More frequent internal audits of key controls,

•	Monthly reporting of all balance sheet account analyses and reconciliations to the regional controllers,

•	Establishing a self-assessment process driven by control owners and audited by internal audit to ensure ongoing compliance,

•	Stronger corporate policies documenting the control requirements, and

•	Structured training for all members of management on the importance of internal control and their responsibility in ensuring effective operation of controls.

We believe that these remediation efforts can be completed within the current fiscal year.

Part II. Other Information

Item 1—Legal Proceedings

On August 23, 2002 and October 2, 2002, certain members of the Company’s Board and its officers were named as defendants in two identical derivative actions brought by individual shareholders. Those actions were consolidated into a single case captioned, In re PEMSTAR INC. Derivative Litigation, Master File No. 55-C3-03-003693 (Olmsted County District Court). The case alleges that the defendants breached their fiduciary duties by failing to prevent alleged accounting violations and by allowing officers and directors to allegedly violate the insider trading laws. The Complaint was not limited to a time period. The individual defendants denied any liability and ultimately the case was settled in exchange for the Company making various corporate governance enhancements and the payment of $750,000 – all of which was paid from proceeds from our insurer. After the Olmsted County district court approved the settlement and entered judgment, an individual who claimed to own PEMSTAR shares appealed the settlement on November 8, 2005. The appeal is currently pending in the Minnesota Court of Appeals. The Company believes the appeal lacks merit.

On June 16, 2005 a putative class action was filed by an individual shareholder against PEMSTAR and certain of its current officers and directors. The lawsuit is pending in the United States District Court for the District Court of Minnesota and is captioned: In re PEMSTAR INC. Securities Litigation, Civil Action No. 05-CV-01182 – JMR/FLN. The lawsuit alleges violations of Section 10(b) and Section 20(a) of the Securities Exchange Act of 1934 and Section 11 of the Securities Act of 1933. An Amended Complaint was filed on November 28, 2005 which set forth the claim and established that the action was going forward with a lead plaintiff and lead counsel for the plaintiff class. The plaintiff alleges, in essence, that the defendants defrauded our shareholders by failing to timely disclose the circumstances around the discrepancies in the accounting of the Mexico facility that generated a restatement. The lawsuit also alleges that the registration statement filed by us in connection with a secondary offering contained false, material misrepresentations. The plaintiff seeks to represent a class of persons who purchased Company stock from January 30, 2003 through and including January 12, 2005. An Amended Consolidated Complaint was filed January 9, 2006. The Company and the individuals will vigorously defend against the claim and believe the lawsuit is without merit. A motion to dismiss the action is pending.

On July 26, 2005, an individual who claims to own PEMSTAR shares filed a derivative action in Olmsted County District Court captioned: Michael Tittle, et al. v. Allen Berning, et al. Civil No. 55-CO-05-003235. An Amended Complaint was filed on November 11, 2005, which established that the action was going forward and set forth the claim. The lawsuit alleges that the Company’s Board of Directors breached their fiduciary duties by allowing circumstances to exist that generated a restatement. The lawsuit includes allegations that the defendants believe have been released as part of the settlement of the derivative lawsuit discussed above. A motion to dismiss the lawsuit is pending and the Court has stayed the proceeding pending resolution of the appeal of the settlement of the derivative case discussed above.

Item 2—Changes in Securities and Use of Proceeds

Not applicable.

Item 3—Default on Senior Securities

Not applicable.

Item 4—Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5—Other Information

On February 6, 2006, Kenneth Hendrickson, a member of the Company’s Board of Directors, informed the Company that he is planning to retire and resign from the Board within the next few months, preferably on a date concurrent with the appointment of his successor. Mr. Hendrickson currently serves as Lead Independent Director and Chairman of the Corporate Governance Committee of the Company’s Board of Directors. The Corporate Governance Committee has commenced a search for replacement candidates and anticipates that naming a replacement director will be completed as soon as is practical.

Item 6—Exhibits

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

Pemstar Inc.

Date:	February 9, 2006	/s/ Allen J. Berning
Allen J. Berning
Chairman and Chief Executive Officer

Date:	February 9, 2006	/s/ Gregory S. Lea
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