Form 10-K
period 2006-03-31
PEMSTAR INC
filed 2006-06-23
CIK 924829

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended March 31, 2006

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of voting stock held by non-affiliates of the registrant, as of September 30, 2005, was approximately $49,273,865 (based on the last sale price of such stock as reported by the Nasdaq Stock Market National Market).

The number of shares outstanding of the registrant’s common stock, $.01 par value, as of May 31, 2006, was 45,345,905.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2006 Annual Meeting of Shareholders to be held on August 3, 2006 are incorporated by reference into Part III.

PART I.

Forward Looking Statements

This Annual Report on Form 10-K (the “Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All forward-looking statements are inherently uncertain as they are based on current expectations and assumptions concerning future events or Pemstar’s future performance. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. Forward-looking statements are not descriptions of historical facts. The words or phrases “will likely result,” “look for,” “may result,” “will continue,” “is anticipated,” “expect,” “project” or similar expressions are intended to identify forward-looking statements, and are subject to numerous known and unknown risks and uncertainties. Actual results could differ materially from those currently anticipated due to a number of factors, including those identified under the caption “Cautionary Statements” in Part I, Item 1A of this Form 10-K. Pemstar undertakes no obligation to update or publicly announce revisions to any forward-looking statements to reflect future events or developments.

PEMSTAR® is a registered trademark of Pemstar Inc. Other trademarks and trade names appearing in this Annual Report on Form 10-K are the property of their respective holders.

ITEM 1. BUSINESS

Overview

Pemstar Inc., incorporated in Minnesota in 1994, provides a comprehensive range of global engineering, product design, automation and test, manufacturing and fulfillment services to our customers in the industrial equipment, medical, computing and data storage, and communications industries. We provide these services on a global basis through eleven strategic locations in the Americas, Asia, and Europe. These integrated service offerings support our customers’ needs from initial product development and design through manufacturing to worldwide distribution and aftermarket support.

Service Offerings

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

Engineering Solutions

New Product Design, Engineering, Prototype & Test. We offer a full spectrum of new product design, prototype, test and related engineering solutions. Our concurrent engineering, one-stop-shop approach shortens product development cycles and gives our customers a competitive advantage in time-to-market and time-to-profit. Our multi-disciplined engineering teams provide expertise in a number of core competencies critical to serving original equipment manufacturers in our target markets, including award-winning industrial design, mechanical and electrical hardware, firmware, software and systems integration and support. We create specifications, designs, quick-turn prototypes, and validate and ramp our customers’ products into high volume manufacturing. Our technical expertise includes electronic circuit design for analog, digital, radio frequency, microwave and mixed signal technology, Microsoft and Intel design capabilities. We have global engineering facilities in Almelo, the Netherlands; San Jose, California; Rochester, Minnesota; and Singapore.

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

Revenues from our engineering services, including process test and automation equipment and prototype development, were 8.2%, 13.3% and 12.4% of our total net sales in fiscal 2006, 2005 and 2004, respectively.

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

Revenues from manufacturing services, including process test and automation equipment and prototype production, were 91.8%, 86.7% and 87.6% of our total net sales in fiscal 2006, 2005 and 2004, respectively.

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

We utilize a full complement of electronic data interchange transactions, or EDI, with our suppliers to coordinate forecasts, orders, reschedules, inventory and component lead times. Our enterprise resource planning systems, or ERP systems, provide product and production information to our supply chain management, engineering change management and floor control systems. These ERP systems also provide us with real-time financial and materials management data. Our information systems also control serialization, production and quality data for all of our facilities around the world utilizing state-of-the-art statistical process control techniques for continuous process improvements. We also have developed a web-based collaboration interface that utilizes products from AGILE Software Corporation to collaborate with our supply chain partners in real-time on product content and engineering change management. We utilize web-based interfaces and real-time supply chain management software products from Kinaxis Inc. to enhance our ability to rapidly respond to changes in our customers’ requirements by effectively managing changes in our supply chain, scaling operations to meet customer needs, shifting capacity in response to product demand fluctuations, reducing materials costs and effectively distributing products to our customers or their end-customers.

Quality Management

We believe that the application of quality management and continuous quality improvement activities are key success factors to providing high quality products and services to our customers. Our quality management system is based upon ISO 9001:2000 in all our sites. We comply with FDA requirements for 21 CFR Part 820 and maintain ISO 13485 in our medical device manufacturing locations. In facilities where applicable, we have also certified quality management systems supporting AS9100 for our aerospace and defense customers. The majority of our factories have on-line, web-enabled process control manufacturing execution systems utilizing DATASWEEP software for work in progress and production line quality control. At pre-determined points of time, currently on an hourly basis, production line performance can be monitored from any site in the world, to headquarters. We also provide a service that allows customers to view their own product performance as it is manufactured. We are committed to ongoing improvement and use the Six Sigma and Lean process improvement methodologies to facilitate and track those ongoing improvements.

Manufacturing Technologies

We offer original equipment manufacturers expertise in a wide variety of traditional and advanced manufacturing technologies. Our technical expertise supports standard printed circuit board assembly as well as increasingly complex products that require advanced engineering skills and equipment. Pemstar is helping its customers deal with Reduction of Hazardous Substances (RoHS) requirements around the world. Manufacturing sites in the Americas, Asia and European regions are certified in both water soluble and no-clean processes and are currently producing products that are RoHS compliant. We intend to continue to maintain our technical expertise in traditional methods and processes and to continue developing and maintaining our expertise in advanced and emerging technologies and processes.

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

Customers

Our customers include industry leading original equipment manufacturers such as 3M, Boston Scientific, Fluke, Hitachi Global Storage Technologies, Honeywell and IBM. We also have many relationships with new and existing customers across the four key industries we serve including Given Imaging and General Dynamics. The following table shows the percentage of our net sales in each of the markets we serve for the fiscal years ended March 31, 2006, 2005 and 2004.

	As presented			Proforma to Exclude Incremental Turnkey Sales (1)
	Fiscal Year Ended March 31,			Fiscal Year Ended March 31,
Markets	2006	2005	2004	2006(1)	2005	2004
Communications	44%	22%	28%	18%	22%	28%
Computing and Data Storage	23	31	34	34	31	34
Industrial Equipment	32	44	34	46	44	34
Medical	1	3	4	2	3	4

Total	100%	100%	100%	100%	100%	100%

(1)	–	Proforma presentation excludes $272.9 million of incremental sales resulting from one Communications customer’s decision during fiscal 2006 to have us acquire the material previously acquired by the customer and consigned to us for use in their product.

The following table indicates, for fiscal 2006, certain large customers in terms of net sales, in alphabetical order, and the primary products for which we provided our services.

Customers	End Products
Applied Materials	Industrial semi-conductor capital equipment
Fluke Corporation	Industrial instrumentation
Hitachi Global Storage	Industrial and storage electronics
Honeywell	Industrial electronics
IBM	Computing, network and storage equipment
Motorola	Wireless communications devices

Motorola and IBM represent the Company’s only customers whose sales each exceeded 10% of consolidated net sales in fiscal 2006.

Sales and Marketing

Pemstar differentiates itself through its superior offering of engineering skills and manufacturing services globally. We market our product development engineering, automation and test development, manufacturing and fulfillment services solutions through a group of full-time senior sales professionals located in the Americas, Europe and Asia. Our North American sales force is assisted by a network of manufacturers’ representatives. Sales in each world-wide region are managed by an experienced sales team with the assistance of technical support members who assist in coordinating the engineering interface across the regions. Our direct sales personnel have knowledge of local and international markets, which we believe is critical to identifying new customers and developing new business opportunities. Our operations team has been integrated with sales and finance personnel into strategic teams that focus on our large customers. This focus to develop stronger relationships and partnerships with our customers is integral to our future focus for organic growth. In addition, our sales team has been reorganized to focus individual efforts within one of three lines of business in the electronics and instruments group, equipment and replications group, or European operations. We believe this additional focus between operations and sales personnel will make us more efficient in meeting our overall customer satisfaction and growth goals.

Our sales and marketing team is focused on original equipment manufacturers in the industrial, medical, defense/aerospace and data/communications sectors which require comprehensive outsourcing solutions. Our target customers and partners will leverage our full capabilities in engineering and manufacturing. We are focused on developing close working relationships with our customers. To facilitate these relationships, a customer support team is designated in order to service all of the customer’s needs throughout the life cycle of a product. Each team consists of a dedicated sales account manager, operational program manager, project buyer, production control planner, manufacturing engineer and quality engineer. The account manager serves as a single point of contact for all business related activities, while the on site program manager is the day to day tactical interface with the customer’s counterpart personnel. In our large account teams, we designate an executive sponsor to be active in strategic planning and selling with our customers and to support the direct needs of the team’s strategic plan with senior site operations. This focused team approach seeks to increase customer satisfaction and differentiates Pemstar from its competitors.

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

Research and Development

The market for our services is characterized by rapidly changing technology and continuing process development. Original equipment manufacturers are demanding smaller, faster and higher performance products. These demands require increasingly complex engineering and manufacturing capabilities. We are committed to developing new design and manufacturing technologies and enhancing our existing technologies. Since our formation in 1994, we have made investments in technology and equipment to meet our customers’ needs and maintain our competitive advantage. Our expenditures for research and development in fiscal 2006, 2005 and 2004 were $0.5 million, $0.6 million, and $0.5 million, respectively.

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

Employees

As of March 31, 2006, we had 2,356 full-time employees. In addition to our full-time employees, we regularly hire part-time and temporary (contract) employees so our total employee count was approximately 4,100 on March 31, 2006. Given the variable nature of our project flow and the quick response time required by our customers, it is critical that we be able to quickly adjust our production capacities to maximize efficiency and manage costs. To achieve this, our strategy has been to employ a skilled temporary labor force, as required. Except for our 279 employees located in Almelo, the Netherlands, none of our employees are unionized. We believe our employee relations are good, and we have not experienced any work stoppages at any of our facilities.

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

In the Americas region, facilities in Rochester, Minnesota and Dunseith, North Dakota provide a full range of services and solutions, including engineering design capabilities, a new product introduction specialty center, volume production capacity and fulfillment and aftermarket services. The region is run as one virtual organization that optimizes support cost and lowers overall cost to our customers. In addition our volume production capacity is often delivered through our strategic relationships with Native American owned distribution businesses. Our San Jose, California engineering center continues to add significantly to our engineering and design capabilities and represent a strong presence for us in the governmental market. This complements the communications and optical solutions available in our other locations. Our Austin, Texas expansion in fiscal 2004 greatly enhanced our capabilities in capital equipment manufacturing and expanded our presence in the industrial segment

In the Europe region, our Almelo, the Netherlands, facility serves as a full range capability site and additionally provides the capability to rapidly distribute products for our European and North American customers. Our facility in Ireland also supports European customers with an additional emphasis on medical device manufacturing. During fiscal 2005, the Company has started an expansion joint venture in Brasov, Romania that offers customers a low cost production solution.

Our facility in Singapore has enhanced our service capabilities in the data storage industry by adding specialized disk drive design and industrial equipment assembly capabilities. This facility also provides critical sales support for customers in the United States, Southeast Asia, the Philippines, Japan and Korea. Our Bangkok, Thailand operation is located outside of Bangkok in a tax-free industrial zone to expand our manufacturing capabilities and provide cost effective solutions for our customers. Our Thailand operations are strategically situated in the rapidly expanding Asian communications, computing and data storage markets, giving us access to new customers in those industries. In the Asia region, our facility in Tianjin, China is presently the largest Pemstar site. The Tianjin operation enables us to reduce our customers’ manufacturing costs primarily for customers in the communications industries. We are presently evaluating strategic alternatives and partnerships for this location. In April 2006, we leased facilities in Shenzhen, China, which will increase our manufacturing capabilities with respect to specialized disk drive design and industrial equipment, further enhancing our service capabilities in the data storage industry.

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

ITEM 1A. RISK FACTORS

Risks Relating to Our Business and Industry

Reductions in demand and other factors have caused net losses.

The continuing reduction in capital spending by businesses for new technologies, the remaining effects of the recent recession and the market disruptions caused by the September 2001 terrorist attacks in the United States and threats of hostilities in the Middle East and Asia had reduced demand in many of the technology markets we serve. As a result of these market conditions, we experienced a significant reduction in demand for our services during fiscal 2002, continuing through fiscal 2003 with some effects for us lingering through fiscal 2005. A new recession, additional outbreaks of hostilities or any other events leading to excess capacity or a continued or increased downturn in the markets we serve would likely negatively affect our net sales. In addition, the communications, computing and data storage, industrial and medical equipment markets of the electronics manufacturing services industry are characterized by intense competition, relatively short product life-cycles and significant fluctuations in product demand. These markets are also subject to rapid technological change and product obsolescence. If any of these factors or other factors reduce demand for specific products or components that we design or manufacture for our customers, our net sales would likely be negatively affected. Due to these market conditions and factors, we may experience net losses in future periods.

The loss of any of our major customers would harm us.

We depend on a relatively small number of customers for a significant portion of our net sales. Our two largest customers in fiscal 2006 were Motorola and IBM, which represented approximately 60.5% of our total net sales, including the incremental turnkey revenue in fiscal 2006 from Motorola. In addition, our ten largest customers in fiscal 2006 accounted for approximately 84.3% of our net sales, including the incremental turnkey revenue in fiscal 2006 from Motorola. With our focus on growing our business with our key accounts, we expect to continue to depend upon a relatively small number of customers for a significant percentage of our net sales. Because our major customers represent such a large part of our business, the loss of any of our major customers could negatively impact our business.

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

We do not typically obtain firm long-term purchase orders or commitments from our customers. We work closely with our customers to develop forecasts for future orders, but these forecasts are not binding. Customers may cancel their orders, change production quantities from forecast volumes or delay production for a number of reasons beyond our control. Any material delay, cancellation or reduction of orders from our largest customers could cause our net sales to decline significantly and could result in us holding excess inventories of components and materials. In fiscal 2006, these and similar factors caused us to recognize charges for inventory reserves and adjustments of $4.9 million. We may be required to recognize similar charges in future periods.

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

While we did not violate any banking covenants in fiscal 2006, we have historically experienced violations of covenants under our revolving credit facilities and have been required to seek waivers for such violations. Compliance with these covenants in our credit facilities is dependent upon us achieving certain revenue and expense targets in our fiscal 2007 operating plan. If we do not comply with these covenants or if we default on our payment obligations under other debt obligations, our availability under our credit facilities could be reduced or our lenders could declare a default under the credit facilities. In the event of a default or a substantial reduction of availability, we would be required to obtain alternative financing, which could be more expensive than our current arrangement, be dilutive to existing shareholders and divert management’s time and attention. Moreover, we cannot assure that we would be able to obtain alternative financing on favorable terms and on a timely basis, if at all. Our failure to meet any of our covenants under our credit facilities could significantly harm our liquidity and financial position.

Our continued viability depends on our ability to generate additional cash from operations or obtain additional sources of funds for working capital. Our ability to maintain sufficient liquidity depends, in part, on our achieving anticipated revenue targets and managing our expenditure levels versus the following intended expense reductions from our restructuring activities. We may not achieve these targets or manage our expenses to the intended levels. If our operating goals are not met, we will be required to secure additional financing from lenders or sell additional securities. We may not be able to obtain additional capital when we want or need it, and capital may not be available on satisfactory terms. If we issue additional equity securities or convertible debt to raise capital, it may be dilutive to your ownership interest. In addition, any additional capital may have terms and conditions that adversely affect our business, such as financial or operating covenants.

We have been unable to collect all our accounts receivable.

Falling demand for the products of our technology customers and liquidity difficulties for these companies have forced us to reach accommodations with a portion of our customers and have at times limited our ability to collect fully our accounts receivable from these customers in fiscal 2006 and 2005. In addition, several significant customers in recent years have filed for bankruptcy protection, which limits our recovery of accounts receivable from these customers. In fiscal 2006, these and similar factors caused us to recognize charges for accounts receivable adjustments of $2.8 million. We may be required to recognize similar charges in future periods.

Our acquisition strategy may not succeed.

While we did not make any significant acquisitions in fiscal 2005 or 2006, acquisitions have in the past been part of our business strategy historically. We have acquired other companies, assets or product lines that complement or expand our existing business. These acquisitions have not been entirely successful, and in the fourth quarter of fiscal 2002, we incurred approximately $24.2 million of goodwill impairment charges related to facilities acquired by us in the prior three years. As a result of implementing new accounting pronouncements in fiscal 2003, we recorded an additional goodwill impairment charge of $5.3 million. Although we anticipate seeking further acquisition opportunities, we cannot assure you that we will be able to identify suitable acquisition candidates or finance and complete transactions that we select. We may incorrectly judge the value or worth of an acquired company or business. In addition, its key personnel may decide not to work for us. We may also have difficulty in integrating acquired businesses, products, services and technologies into our operations. These difficulties could disrupt our ongoing business, distract our management and workforce, increase our expenses and adversely affect our operating results. Furthermore, we may incur significant debt or be required to issue equity securities to pay for future acquisitions or investments. The issuance of equity securities could be dilutive to our shareholders. Failure to execute our acquisition strategy may adversely affect our business, financial condition and results of operations.

During periods of significant growth or restructuring, we may have trouble managing our expanded operations.

Rapid growth or contraction can place a significant strain on our management, financial resources and on our information, operations and financial systems. We face risks associated with coordinating multinational operations and reporting systems, diverse technologies and multiple products and services. In addition, our growth has increased our expenses and working capital requirements. If we are unable to manage our growth effectively, it may have an adverse effect on our business, financial condition and results of operations. Similarly, managing reduction in personnel during business restructuring can present control issues as well. We cannot assure you that we will manage our growth or restructuring activities effectively.

Our financial condition could suffer if we fail to successfully defend shareholder lawsuits.

We have been a defendant, along with several current and former officers and directors, in a consolidated putative class action captioned: In re PEMSTAR Securities Litigation. We and our Board were also defendants in a consolidated shareholder derivative action that was based on many of the same facts that gave rise to the securities class action. During fiscal 2006 additional legal actions have arisen. For further information about the nature of these actions see Item 3 of this report. The securities action has been settled. If we are not able to successfully obtain final settlement of the consolidated shareholder derivative actions or other similar actions that could arise in the future, our business and financial condition could suffer.

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

From time to time in earnings releases and otherwise, we may publish forecasts or other forward-looking statements, or comment on the estimates of financial analysts, regarding our future results, including estimated revenues or net earnings. Any forecast of, or comment on, our future performance reflects various assumptions. These assumptions are subject to significant uncertainties, and as a matter of course, any number of them may prove to be incorrect. Further, the achievement of any forecast depends on numerous risks and other factors (including those described in this discussion), many of which are beyond our control. As a result, we cannot assure you that our performance will be consistent with any management forecasts or comments or that the variation from such forecasts or comments will not be material and adverse. You are cautioned not to base your entire analysis of our business and prospects upon isolated predictions, but instead are encouraged to utilize our entire publicly available mix of historical and forward-looking information, as well as other available information affecting our company and our services, when evaluating our prospective results of operations.

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

We currently have foreign operations in China, Ireland, Israel, the Netherlands, Romania, Singapore and Thailand some of which have incurred continuing losses. There is a risk that such losses may be ongoing or require a discontinuance of operations. In such an event, we may not be able to do so without incurring additional losses.

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

Effective internal control over financial reporting is necessary for us to provide reliable financial reports. If we cannot provide reliable financial reports our operating results could be harmed. We have in the past discovered, and may in the future discover, areas of our internal controls that need improvement. Section 404 of the Sarbanes-Oxley Act requires annual management assessments of the effectiveness of our internal control over financial reporting and a report by our independent auditors addressing these assessments. Due to the low level of our market value at the end of the second quarter of fiscal 2006, the requirements for this management assessment and independent auditors’ report on internal controls will be suspended for fiscal 2006 under current SEC rules. These requirements will resume for fiscal 2007. During the course of this assessment with respect to our fiscal year ended March 31, 2005, we identified several material weaknesses in our system of internal control, which have been remediated. Failure to successfully identify and remediate material weaknesses in our system of internal control could affect the accuracy of our financial reporting which could have a material adverse effect on our stock price when any such inaccuracies are discovered and disclosed.

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

As of May 31, 2006, our directors, executive officers and largest shareholder beneficially owned an aggregate of 6,702,528 shares, or 14.6%, of our common stock. In addition, substantially all of our outstanding shares of common stock are freely tradable without restriction or further registration. Sales of substantial amounts of common stock by our shareholders or even the potential for such sales, may cause the market price of our common stock to decline and could impair our ability to raise capital through the sale of our equity securities.

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

Provisions of our amended articles of incorporation and our amended and restated bylaws and provisions of Minnesota law may delay or prevent an unsolicited takeover effort to acquire our company on terms that you may consider to be favorable. These provisions include the following:

•	No cumulative voting by shareholders for directors;

•	A classified board of directors with three-year staggered terms;

•	The ability of our board to set the size of the board of directors, to create new directorships and to fill vacancies;

•	The ability of our board, without shareholder approval, to issue preferred stock, which may have rights and preferences that are superior to our common stock;

•	The ability of our board to amend the bylaws;

•	A shareholder rights plan, which discourages the unauthorized acquisition of 15% or more of our common stock or an unauthorized exchange or tender offer;

•	Restrictions under Minnesota law on mergers or other business combinations between us and any holder of 10% or more of our outstanding common stock; and

•	A requirement that at least two-thirds of our shareholders and at least two-thirds of our directors approve certain amendments of our articles of incorporation.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our executive offices are located in Rochester, Minnesota, where we also have engineering and manufacturing facilities. Information about all of our facilities is set forth below:

Location	Approximate Square Feet	Owned/Leased	Principal Services
Rochester, Minnesota	257,000	Leased	Headquarters, engineering and manufacturing

Dunseith, North Dakota	47,000 53,000	Owned(1) Leased	Manufacturing

Austin, Texas	94,000	Leased	Manufacturing

San Jose, California	17,000	Leased	Engineering

Tianjin, China	283,000	Owned	Manufacturing

Shenzhen, China	138,000	Leased	Manufacturing

Bangkok, Thailand	180,000	Owned(1)	Manufacturing

Singapore	60,000	Leased	Engineering and manufacturing

Almelo, the Netherlands	130,000	Leased	Engineering and manufacturing

Navan, Ireland	26,000	Leased	Manufacturing

Brasov, Romania	30,000	Leased	Manufacturing

Inactive
Mountain View, California (2 facilities)	38,000 7,000	Leased Leased	Vacated in fiscal 2004

Taunton, Massachusetts	85,000	Leased	Vacated in fiscal 2005

San Jose, California	141,000	Leased	Vacated in fiscal 2006

(1)	Property is pledged under a mortgage to a bank lender.

We believe our facilities are well maintained and suitable for their respective operations. We anticipate that as our business grows, we will need to acquire, lease or build additional facilities. We may encounter unforeseen difficulties, costs or delays in expanding our facilities.

ITEM 3. LEGAL PROCEEDINGS

On August 23, 2002 and October 2, 2002, certain members of the Company’s Board and its officers were named as defendants in two identical derivative actions brought by individual shareholders. Those actions were consolidated into a single case captioned, In re PEMSTAR INC. Derivative Litigation, Master File No. 55-C3-03-003693 (Olmsted County District Court). The case alleges that the defendants breached their fiduciary duties by failing to prevent alleged accounting violations and by allowing officers and directors to allegedly violate the insider trading laws. The Complaint was not limited to a time period. The individual defendants denied any liability and ultimately the case was settled in exchange for the Company making various corporate governance enhancements and the payment of $750,000 – all of which was paid from proceeds from our insurer. After the Olmsted County district court approved the settlement and entered judgment, an individual who claimed to own Company shares appealed the settlement on November 8, 2005. The appeal is currently pending in the Minnesota Court of Appeals. The Company believes the appeal lacks merit.

On June 16, 2005 a putative class action was filed by an individual shareholder against PEMSTAR and certain of its current officers and directors. The lawsuit is pending in the United States District Court for the District Court of Minnesota and is captioned: In re PEMSTAR INC. Securities Litigation, Civil Action No. 05-CV-01182 – JMR/FLN. The lawsuit alleges violations of Section 10(b) and Section 20(a) of the Securities Exchange Act of 1934 and Section 11 of the Securities Act of 1933. An Amended Complaint was filed on November 28, 2005 which set forth the claim and established that the action was going forward with a lead plaintiff and lead counsel for the plaintiff class. The plaintiff alleges, in essence, that the defendants defrauded our shareholders by failing to timely disclose the circumstances around the discrepancies in the accounting of the Mexico facility that generated a restatement. The lawsuit also alleges that the registration statement filed by us in connection with a secondary offering contained false, material misrepresentations. The plaintiff seeks to represent a class of persons who purchased Company stock from January 30, 2003 through and including January 12, 2005. An Amended Consolidated Complaint was filed January 9, 2006. The Amended Complaint does not specify an amount of damages. Discovery is ongoing. The Company and the individuals will vigorously defend against the claim and believe the lawsuit is without merit.

On July 26, 2005, an individual who claims to own Company shares filed a derivative action in Olmsted County District Court captioned: Michael Tittle, et al. v. Allen Berning, et al. Civil No. 55-CO-05-003235. An Amended Complaint was filed on November 11, 2005, which established that the action was going forward and set forth the claim. The lawsuit alleges that the Company’s Board of Directors breached their fiduciary duties by allowing circumstances to exist that generated a restatement. The lawsuit includes allegations that the defendants believe have been released as part of the settlement of the derivative lawsuit discussed above. A motion to dismiss the lawsuit is pending and the Court has stayed the proceeding pending resolution of the appeal of the settlement of the derivative case discussed above.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

EXECUTIVE OFFICERS OF THE REGISTRANT

Roy A. Bauer, 60, is President, and has served in that capacity since December 2004 and Chief Operating Officer and has served in that capacity since July 2002 and has worked for Pemstar in various capacities since 2001. He has served on the Board of Directors since 2004. Prior to joining Pemstar, Mr. Bauer was employed by IBM for twenty-four years in various positions in manufacturing, product development, and quality management. As Director of WW AS/400 System Quality and Customer Satisfaction, he led the IBM Rochester site in winning the Malcolm Baldrige National Quality Award in 1990. After leaving IBM in 1992, Mr. Bauer authored several books on quality, strategy, managing organizational change, and product development, and consulted with a number of Fortune 100 companies on these topics. He also consulted on information technology operations for the Nagano and Sydney Olympic Games. Mr. Bauer is currently serving on the Board of Directors of the University of Wisconsin Stout Foundation and in May of 2003 was named to the Panel of Judges of the Malcolm Baldrige National Quality Award Program. Mr. Bauer holds a B.S. in Industrial Technology and an honorary Doctorate of Science from the University of Wisconsin-Stout.

Allen J. Berning, 51, has served as Chief Executive Officer, director and Chairman of the Board since the founding of Pemstar in 1994. Prior to founding Pemstar, Mr. Berning was employed by IBM for fifteen years, where he held several engineering and management positions in process engineering, manufacturing, cost engineering and resource planning, including most recently as Operations Manager for IBM’s Rochester Storage Systems facility. Mr. Berning received a B.S.I.E. and an M.B.A. from St. Cloud State University. In 2005 he was selected by Minnesota Governor Tim Pawlenty to serve on the Rochester Higher Education Development Committee. He served as board member and past chair of the Greater Rochester Area University Center. He is currently serving on the 2006 Olmsted County United Way Campaign Cabinet. In 1999, Mr. Berning received the national Ernst & Young Entrepreneur of the Year Award.

Bruce Borgerding, 55, is Vice President, General Counsel of Pemstar and has served in that capacity since February 2005. Prior to joining Pemstar, Mr. Borgerding completed a one year consultant project with Zimmer Spine as its principal in-house attorney. Prior to that Bruce worked at Medtronic doing large business development, M&A work and large commercial contracting work from 2001 to 2003 and worked as legal counsel at H.B. Fuller Company and Tennant Company from 1988 to 2001. Mr. Borgerding has over 20 years of experience with emphasis in business development, product distribution, intellectual property management, strategic planning, mergers and acquisitions, employment matters and corporate secretarial duties. Mr. Borgerding holds a B.A. in physics/chemistry from Florida Atlantic University, a J.D. from William Mitchell College of Law, and an M.B.A. from the University of St. Thomas.

Larry R. Degen, 51, is a Vice President and has served as our Principal Accounting Officer since 2002. Prior to that, he served Pemstar as Corporate Controller since 1999. Mr. Degen was employed as Finance Director, North America by Capital Safety Company Ltd (formerly a division of BTP plc), a safety products manufacturer, from 1994 to 1999. Previously, he held various senior financial positions, including auditing services positions over a 15 year period with Ernst & Young. He holds a B.A. in Accounting and Business Administration/Economics from St. John’s University.

Gregory S. Lea, 53, is an Executive Vice President and our Chief Financial Officer and has been a director of Pemstar since April 2001. From 1993 to April 2002, Mr. Lea served as a corporate Vice President for Jostens Corporation, a commemorative and affiliation products manufacturer, serving most recently as corporate Vice President—Business Ventures. From 1993 to 1999, Mr. Lea held two other corporate vice presidency positions at Jostens Corporation. From 1974 to 1993, Mr. Lea was employed by IBM Corporation, where he held several financial management and administrative positions. From 1981 to 1993, Mr. Lea was President and a member of the Board of Directors of the Ability Building Center, Inc. Mr. Lea holds a B.S. in Accounting/Business Management from Minnesota State University, Mankato.

PART II.

ITEM 5. MARKET FOR PEMSTAR’S COMMON STOCK AND RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted on the NASDAQ national market under the symbol “PMTR”. The following table sets forth, for the periods indicated, the high and low sales prices per share of our common stock, as reported on the NASDAQ national market.

	High	Low
Fiscal 2005:
First Quarter	$4.00	$1.93
Second Quarter	$2.40	$1.61
Third Quarter	$2.09	$1.15
Fourth Quarter	$2.06	$1.04

Fiscal 2006:
First Quarter	$1.35	$0.97
Second Quarter	$1.24	$0.89
Third Quarter	$1.71	$1.03
Fourth Quarter	$2.41	$1.44

Fiscal 2007:
First Quarter (through June 9, 2006)	$3.64	$1.85

Holders

As of June 9, 2006, our common stock was held by approximately 764 shareholders of record and was quoted at $3.18 per share.

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

	Year Ended March 31,
(In thousands, except per share data)	2006	2005	2004	2003	2002
Consolidated Statements of Operations Data:
Net sales	$871,018	$659,651	$629,830	$621,137	$617,826
Cost of goods sold	828,970	616,241	580,603	587,092	585,257

Gross profit	42,048	43,410	49,227	34,045	32,569

Selling, general and administrative expenses	43,741	56,673	49,729	49,679	49,813
Restructuring costs	10,462	4,956	7,876	3,744	—
Amortization	45	219	106	129	2,153
Goodwill impairment charges	—	—	—	—	24,228

Operating loss	(12,200)	(18,438)	(8,484)	(19,507)	(43,625)

Other expense (income) – net	47	(738)	(352)	(79)	(86)
Interest expense	9,587	8,162	7,831	8,875	7,137

Loss before income taxes before cumulative effect of accounting change	(21,834)	(25,862)	(15,963)	(28,303)	(50,676)

Income tax (benefit) expense	(965)	(1,825)	(196)	356	(1,990)

Loss from continuing operations before cumulative effect of accounting change	(20,869)	(24,037)	(15,767)	(28,659)	(48,686)
Loss from discontinued operations	(7,284)	(9,700)	(9,517)	(4,759)	(5,331)

Loss before cumulative effect of accounting change	(28,153)	(33,737)	(25,284)	(33,418)	(54,017)
Cumulative effect of accounting change (1)	—	—	—	(5,346)	—

Net loss	$(28,153)	$(33,737)	$(25,284)	$(38,764)	$(54,017)

Basic and diluted loss per common share:

Loss from continuing operations before cumulative effect of accounting change per common share:	$(0.46)	$(0.53)	$(0.37)	$(0.77)	$(1.40)
Loss from discontinued operations	(0.16)	(0.22)	(0.23)	(0.13)	(0.16)

Loss before cumulative effect of accounting change	(0.62)	(0.75)	(0.60)	(0.90)	(1.56)
Cumulative effect of accounting change	—	—	—	(0.14)	—

Net loss	$(0.62)	$(0.75)	$(0.60)	$(1.04)	$(1.56)

Weighted average number of common shares outstanding (2):
Basic and diluted	45,212	45,154	42,002	37,133	34,717
Other Financial Data:
Depreciation from continuing operations	$16,876	$21,410	$21,059	$19,186	$17,677
Capital expenditures for continuing operations	5,126	10,685	21,298	11,647	34,605

Supplemental Data (from continuing operations):
Net cash (used in) provided by operating activities	$(9,086)	$28,060	$(10,266)	$37,503	$13,575
Net cash used in investing activities	(2,728)	(8,108)	(21,054)	(14,750)	(58,145)
Net cash provided by (used in) financing activities	2,717	(642)	18,718	(9,946)	66,253
EBITDA from continuing operations(3)	4,674	3,929	13,033	(112)	519

	As of March 31,
	2006	2005	2004	2003	2002
Consolidated Balance Sheet Data:
Cash and cash equivalents	$17,903	$25,883	$9,792	$32,044	$11,483
Working capital	22,224	25,497	50,889	52,723	75,388
Total assets	334,232	343,994	394,133	372,062	395,724
Long-term debt and capital lease obligations less current maturities	23,607	18,533	20,723	23,118	12,515
Total shareholders’ equity	94,742	125,171	158,309	159,867	193,397
Book value per common share (4)	$2.09	$2.77	$3.51	$4.26	$5.27
Tangible book value per common share (4)	$1.34	$2.02	$2.75	$3.35	$4.32

(1)	Write down of Goodwill upon implementation of SFAS 142, effective April 1, 2002.
(2)	For an explanation of the determination of the weighted average number of common shares outstanding used in computing net loss per common share, see Note 1 to the consolidated financial statements.
(3)	EBITDA from continuing operations means net (loss) income from continuing operations before interest expense, income taxes, depreciation and amortization (including any goodwill impairment). EBITDA from continuing operations is presented because we believe it is an indicator of our ability to incur and service debt. A similar formula is used by our lenders for determining compliance with our financial covenants. However, EBITDA from continuing operations should not be considered as an alternative to cash flow from operating activities, as a measure of liquidity or as an alternative to net income as a measure of operating results in accordance with generally accepted accounting principles. Goodwill impairment is included in the calculation of EBITDA from continuing operations because we believe it represents a non-cash charge similar to amortization and enhances the usefulness of this measure for the purposes stated above. Other companies may compute EBITDA from continuing operations in a different manner.
(4)	Tangible book value is total shareholders’ equity less goodwill and other intangible assets. Per common share amounts for book value and tangible book value are based on common shares outstanding at March 31 for the respective years.

SELECTED FINANCIAL DATA (Continued)

The following table reconciles net (loss) income from continuing operations to EBITDA from continuing operations and should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” our consolidated financial statements and the related notes included in this report.

	Year Ended March 31,
(In thousands)	2006	2005	2004	2003	2002
EBITDA from continuing operations:
Net loss from continuing operations	$(20,869)	$(24,037)	$(15,767)	$(34,005)	$(48,686)
Interest expense	9,587	8,162	7,831	8,875	7,137
Income tax (benefit) expense	(965)	(1,825)	(196)	357	(1,990)
Depreciation	16,876	21,410	21,059	19,186	17,677
Amortization	45	219	106	129	2,153
Goodwill impairment charge	—	—	—	—	24,228
Cumulative effect of accounting change	—	—	—	5,346	—

Net income (loss) from continuing operations before interest expense, income taxes, depreciation and amortization (EBITDA from continuing operations)	$4,674	$3,929	$13,033	$(112)	$519

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion in conjunction with the “Selected Financial Data” section of this report and our consolidated financial statements and notes to those statements included elsewhere in this report. The forward-looking statements in this discussion regarding the electronics manufacturing services industry, our expectations regarding our future performance, liquidity and capital resources and other non-historical statements in this discussion include numerous risks and uncertainties. Our actual results may differ materially from those contained in any forward-looking statement. See Item 1A in Part I of this report for a discussion of these risks and uncertainties.

OVERVIEW

We provide a comprehensive range of global engineering, product design, automation and test, manufacturing and fulfillment services to customers in the communications, computing and data storage, industrial equipment, and medical industries. We provide these services on a global basis through eleven strategic locations in the Americas, Asia and Europe. These customer solutions support our customers’ products from initial development and design through manufacturing to worldwide distribution and aftermarket support.

Pemstar was founded in January 1994 by a group of eight senior IBM managers who had led the storage product operations at IBM’s Rochester, Minnesota facility. We have maintained a significant relationship with IBM, which remains one of our largest customers. Since our inception, we have diversified our customer base to include industry leading and emerging original equipment manufacturers. We have also expanded our geographic presence, enhanced our product and service offerings and increased our volume production capabilities. Since inception, our key remaining growth initiatives have been the opening of facilities in Navan, Ireland; Singapore, and Bangkok, Thailand and the acquisition of established businesses in Almelo, the Netherlands; Dunseith, North Dakota; and Mountain View, California. We have completed expansions in our Austin, Texas and Tianjin, China operations as well as entered into a joint venture start-up agreement in Brasov, Romania as of April, 2004. These growth initiatives have given us:

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

Our sales are generally derived from master supply and manufacturing agreements, with current demand evidenced by purchase orders, or from specific purchase orders for discrete projects. We charge our customers separately for engineering and manufacturing services. We recognize revenues from product sales, net of product returns and warranty costs, typically at the time of product shipment. In limited circumstances, although the product remains in our facilities, we recognize revenue when title to, and risks and rewards of ownership of, the products have contractually passed to the customer. Revenue from services is recognized as they are performed and collection is reasonably certain. Our sales from engineering services, which include process test and automation equipment and prototype development, accounted for 8.2%, 13.3% and 12.4% of our total net sales in fiscal 2006, 2005 and 2004, respectively. Manufacturing services, including process test and automation equipment and prototype production, accounted for 91.8%, 86.7% and 87.6% of our total net sales in fiscal 2006, 2005 and 2004, respectively.

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

Our operating results are also impacted by the level of capacity utilization of our manufacturing facilities, indirect manufacturing labor, and selling, general and administrative expenses. During periods of high capacity utilization, our gross margins and operating margins generally improve, while during periods of lower capacity utilization, our gross margins and operating margins generally decline. Our infrastructure will support substantially higher levels of sales than our current net sales. Reduction in production space during fiscal 2006, 2005 and 2004 and increases in our Austin, Texas and Tianjin, China facilities during fiscal 2004 were made in response to market conditions in the affected geographies. We continue to evaluate market conditions and capacity requirements and will make appropriate adjustments as needed.

RESULTS OF OPERATIONS

The table below sets forth certain operating data expressed as a percentage of our net sales for the years indicated:

	Year Ended March 31,
	2006	2005	2004
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	95.2%	93.4%	92.2%

Gross profit	4.8%	6.6%	7.8%

Selling, general and administrative expenses	5.0%	8.6%	7.9%
Restructuring	1.2%	.8%	1.3%

Operating loss	(1.4)%	(2.8)%	(1.4)%

Other (income) expense – net	.0%	(.1)%	(.1)%
Interest expense	1.1%	1.2%	1.2%

Loss before income taxes	(2.5)%	(3.9)%	(2.5)%

Income tax (benefit) expense	(.1)%	(.3)%	.0%

Loss from continuing operations	(2.4)%	(3.6)%	(2.5)%
Loss from discontinued operations	(.8)%	(1.5)%	(1.5)%

Net loss	(3.2)%	(5.1)%	(4.0)%

Fiscal Year Ended March 31, 2006 Compared to Fiscal Year Ended March 31, 2005

Net sales – Our net sales for fiscal 2006 increased $211.3 million, or 32.0%, to $871.0 million from $659.7 million in fiscal 2005. These totals include sales of excess inventory of $9.7 million and $11.4 million in fiscal 2006 and fiscal 2005, respectively. Sales of excess inventory include proceeds from the return of excess inventory at cost to customers under the terms of sales contracts. Excluding inventory sales, fiscal 2006 sales were up by $213.0 million when compared to fiscal

2005. Increased sales resulted primarily from expanded turnkey operations with an existing customer. These turnkey sales totaled $272.9 million in fiscal 2006. The term turnkey sales refers to the revenue increase resulting from our customer’s decision to have us acquire the material previously acquired by the customer and consigned to us for use in their product. This reference assists in the comparison of actual business volume, which has occurred in the years being discussed. The increase due to turnkey sales was partially offset by customer disengagements within site closures, discontinuation of non-profitable projects and the impact of existing product life cycles and transitions. The offset affected all of our market segments. Specifically, our sales to the medical industry declined $9.3 million. Industrial sales were down $17.9 million and computing and data storage sales were down $.3 million. Outside of the increased turnkey business, our remaining communications sector was down by $34.1 million. On a percentage basis, excluding the turnkey sales, our industrial equipment industry net sales percentage increased to 46.0% of sales from 44.4% in fiscal 2005. Net sales to the computer and data storage industry increased to 34.3% of sales versus 31.2% a year ago and net sales to the medical industry were 1.5% of sales compared to 2.8% in fiscal 2005. Net sales to communication customers for fiscal 2006 decreased as a percentage of total sales to 18.2% of sales compared to 21.6% in fiscal 2005. With turnkey sales included, the Company’s five largest customers for fiscal 2006 accounted for approximately 76.3% of net sales with Motorola accounting for 40.8% and IBM comprising 19.7% of fiscal 2006 sales.

Gross profit - Our gross profit decreased $1.4 million in fiscal 2006 to $42.0 million, or 4.8% of net sales, from $43.4 million, or 6.6% of net sales, in fiscal 2005. Both fiscal years include sales of excess inventories at cost of materials which cause our gross profit percentage to be lower than if no such sales were included in that period. The gross margin excluding inventory sales would have been 4.9% and 6.7% for fiscal years 2006 and 2005, respectively. In fiscal 2006, excluding the turnkey sales, gross margins would have risen to 7.0%. Our gross profit to the industrial market decreased $2.9 million. Our computing and data storage gross profit increased $2.6 million on slightly lower sales. The communications gross margins increased $.6 million. The medical industry gross margins decreased $1.7 million. Also included in the gross profit changes are increased inventory write-downs of $4.9 million in fiscal 2006 compared to $4.4 million in fiscal 2005. During fiscal 2006, we continued our planned restructuring efforts including the reduction of headcount and consolidation of certain facilities to further reduce our cost structure. We will continue to monitor and take actions in order to balance our cost structure to the anticipated level of net sales.

Selling, general and administrative expenses - Our selling, general and administrative expenses decreased to $43.7 million (5.0% of net sales) in fiscal 2006 from $56.7 million (8.6% of net sales) in fiscal 2005. We incurred charges for accounts receivable of $2.8 million in fiscal 2006 due to uncertainty of collection of accounts receivable from emerging companies and customers in bankruptcy compared to $0.8 million in fiscal 2005. Expenses related corporate restructuring initiatives and site resource reorganizations during fiscal 2006 were taken to reduce selling, general and administrative expenses.

Restructuring costs – In fiscal 2006, we recognized restructuring costs of $10.5 million related to numerous actions taken to reduce our cost structure compared to $5.0 million in fiscal 2005. The actions include personnel severance costs of $0.4 million, consolidation of certain facilities and lease commitments of $8.0 million and write-offs of certain assets of $2.1 million. These actions were taken due to continued sluggish end market demand and a slow down in semi-conductor capital equipment orders leading to increased excess capacity and net losses in the Americas region. The actions taken combined overhead infrastructure resources in our Midwest and West Coast operations. We also eliminated 161 positions from Americas and Corporate operations. These position eliminations ranged from production workforce to senior management. Savings related to facility consolidations, overhead reorganizations and headcount reductions during fiscal 2006 are expected to be $7.6 million annually beginning with the third quarter of fiscal 2006.

Other expense (income) - Other expense (income), net, was $0.0 million in fiscal 2006 compared to (income) of $(0.7) million in fiscal 2005. This change in other expense (income) was primarily a result of ($1.8 million) year-to-year change in gains/losses on sale of assets offset by reduced ($0.6 million) currency exchange losses in certain foreign locations compared to fiscal 2005 amounts.

Interest expense - Interest expense increased $1.4 million to $9.6 million in fiscal 2006 from $8.2 million expense in fiscal 2005. This increase largely reflects increased borrowings under our Asian credit facilities.

Income tax expense (benefit) - The income tax benefit was $1.0 million in fiscal 2006 compared to benefit of $1.8 million in fiscal 2005. This benefit results primarily from the $1.2 million net benefit recorded from the valuation of deferred tax assets of foreign sites, primarily reflecting the ability to partially value the net operating losses available to offset future profits in the Netherlands. The low effective tax rate for fiscal 2006 and 2005 is a result of no tax benefits being recognized on operating losses in the United States. Our effective income tax rate will continue to be low until these operations are sufficiently profitable to allow realization of the significant tax loss carryforwards available. In addition, we have tax holidays and reduced rate benefits in China and Thailand, which caused our 2006 effective rate to be low. As these holidays expire, we expect the effective rate to increase. The fiscal 2005 benefit includes special claims for prior taxes paid of $0.8 million in China based upon reinvested profits and $0.3 million of deferred tax assets recorded related to prior operating loss carryforwards of currently profitable operations in Israel.

Discontinued operations – The closure of our site in Mexico in fiscal 2006 constitutes a discontinued operation. As such, losses on operation and site closure within fiscal 2006 and comparable amounts from prior years have been segregated within the results shown for all respective years’ consolidated statements of operations.

Fiscal Year Ended March 31, 2005 Compared to Fiscal Year Ended March 31, 2004

Net sales – Our net sales for fiscal 2005 increased $29.9 million, or 4.7%, to $659.7 million from $629.8 million in fiscal 2004. These totals include sales of excess inventory of $11.4 million and $8.4 million for fiscal 2005 and fiscal 2004, respectively. Sales of excess inventory include proceeds from the return of excess inventory at cost to customers under the terms of sales contracts. Excluding excess inventory sales, fiscal 2005 sales were up by $26.9 million when compared to fiscal 2004. Increased sales resulted from expanded operations with an existing customer of $46.4 million, increased orders from our largest customer of $13.2 million, and winning new business from new and existing customers primarily in the industrial and communications markets. This increase was, offset by the phase out of certain underperforming consumer projects in the communications and computing and data storage markets. Sales to the medical industry also decreased primarily as a result of customer project life cycles and transitions. Specifically, industrial sales were up $81.8 million, offset by a decrease in sales of $11.7 million in our computing and data storage business, $32.2 million in our communications market and $8.0 million in medical. Industrial equipment industry net sales increased to 44.4% of sales from 33.5% in fiscal 2004. This increase is primarily due to a full year of operations in Austin, Texas which accounted for $42.6 million of growth over fiscal 2004. Net sales to the computer and data storage industry decreased to 31.2% of sales versus 34.5% a year ago and net sales to the medical industry were 2.8% of sales compared to 4.2% in fiscal 2004. Net sales to communication customers for fiscal 2005 decreased as a percentage of total sales to 21.6% of sales compared to 27.8% in fiscal 2004. Included in these changes in sales by market was an increase in our engineering services sales to 13.3% of net sales from 12.4% in fiscal 2004. Engineering services includes sales from our product development, test and automation projects. The Company’s five largest customers in fiscal 2005 accounted for approximately 53.6% of net sales with IBM accounting for 24.6% and Applied Materials comprising 13.2% of fiscal 2005 sales.

Gross profit - Our gross profit decreased $5.8 million in fiscal 2005 to $43.4 million, or 6.6% of net sales, from $49.2 million, or 7.8% of net sales, in fiscal 2004. Both fiscal years include sales of excess inventories at cost of materials which cause our gross profit percentage to be lower than if no such sales were included in that period. The gross margin excluding excess inventory sales would have been 6.7% and 7.9% for fiscal years 2005 and 2004, respectively. The lower sales to communications customers resulted in decreased gross profit of $.1 million. Our gross profit to the industrial market decreased $2.5 million on overall higher sales, however was impacted by a lower margin mix of projects and a slowing of semi-conductor capital equipment orders in the second half of the fiscal year. The computing and data storage business decreased by $4.7 million. These decreases were offset by improved margin performance in our medical business of $1.5 million. Included in these changes in gross profit was a significant decline in gross profit at one of our product development operations compared to the prior year due to the delay of a major project. Also included in the gross profit changes are increased inventory write-downs of $4.4 million in fiscal 2005 compared to $0.0 million for fiscal 2004. During fiscal 2005, we continued our planned restructuring efforts including the reduction of headcount and consolidation of certain facilities to further reduce our cost structure.

Selling, general and administrative expenses - Our selling, general and administrative expenses increased to $56.7 million (8.6% of net sales) in fiscal 2005 from $49.7 million (7.9% of net sales) in fiscal 2004. We incurred charges for accounts receivable of $0.8 million in fiscal 2005 due to uncertainty of collection of accounts receivable from emerging companies and customers in bankruptcy compared to $0.8 million in fiscal 2004. Other factors affecting the increase in selling, general, and administrative expenses were higher accounting and audit fees of $2.3 million, expanded Asia operations of $2.1 million, salaries and benefits of $1.7 million, full year expenses associated with the Austin, Texas operations of $1.1 million, and increased legal fees of $0.5 million. Corporate restructuring initiatives and site resource reorganizations during fiscal 2005 were taken to reduce selling, general and administrative expenses in fiscal 2006.

Restructuring costs – In fiscal 2005, we recognized restructuring costs of $5.0 million related to numerous actions taken to reduce our cost structure compared to $7.9 million in fiscal 2004. The actions include, but are not limited to, personnel severance costs of $0.9 million, consolidation of certain facilities and lease commitments of $2.7 million and write-offs of certain assets of $1.3 million. These actions were taken due to continued sluggish end market demand and a slow down in semi-conductor capital equipment orders leading to increased excess capacity and net losses in the Americas region. The actions taken were to close our Hortolandia, Brazil and Taunton, Massachusetts facilities and eliminate surplus space in

Rochester, Minnesota and Chaska, Minnesota. In addition, we combined overhead infrastructure resources in our Midwest and West Coast operations. We also eliminated 166 positions from Americas and Corporate operations. These position eliminations ranged from production workforce to senior management. Savings related to facility consolidations, overhead reorganizations and headcount reductions during fiscal 2005 are expected to be $10.0 million annually.

Other (income) expense - Other income, net, was $0.7 million in fiscal 2005 compared to $0.4 million in fiscal 2004. This change in other income was primarily a result of a gains/losses on sale of land and other assets ($1.3 million in fiscal 2005) offset by reduced ($0.8 million) currency exchange gains in certain foreign locations compared to fiscal 2004 amounts.

Interest expense - Interest expense increased $0.4 million to $8.2 million in fiscal 2004 from $7.8 million in fiscal 2004. This increase largely reflects increased borrowings under our Asian credit facilities.

Income tax expense (benefit) - The income tax benefit was $1.8 million in fiscal 2005 compared to benefit of $0.2 million in fiscal 2004. The low effective tax rate for fiscal 2005 is a result of no tax benefits being recognized on operating losses in the United States and Netherlands. Our effective income tax rate in these countries will continue to be low until these operations are sufficiently profitable to allow realization of the significant tax loss carryforwards available. In addition, we have tax holidays and reduced rate benefits in Singapore, China and Thailand, which caused our effective rate to be low. As these holidays expire, we expect the effective rate to increase. The fiscal 2005 benefit includes special claims for prior taxes paid of $0.8 million in China based upon reinvested profits and $0.3 million of deferred tax assets recorded related to prior operating loss carryforwards of currently profitable operations in Israel.

Discontinued operations – The closure of our site in Mexico in fiscal 2006 constitutes a discontinued operation. As such, losses on operation and site closure within fiscal 2006 and comparable amounts from prior years have been segregated within the results shown for all respective years’ consolidated statements of operations.

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

Net cash (used in) provided by operating activities from continuing operations for fiscal 2006, 2005, and 2004 was ($9.1) million, $28.1 million, and ($10.3) million, respectively. The cash used by operating activities for fiscal 2006 was due to increased account receivables of $21.2 million in fiscal 2006, primarily driven by the impact of the turnkey sales, offset by a $13.6 million decrease in inventories. The net loss from continuing operations for fiscal 2006 was ($20.9) million. Depreciation expense was $16.9 million for fiscal 2006. The cash cycle consisting of days sales outstanding and days inventories held less days of open payables, improved to 40 days in fiscal 2006 compared to 51 days in fiscal 2005. Customer accounts receivable and inventory held are believed to be recoverable based upon the ongoing review of customer credit worthiness, the strength of customer contracts and our review of our own operating business practices. Fiscal 2005 net cash provided by operating activities resulted primarily from $20.8 million in lower accounts receivable, and $14.8 million of lower inventory levels, offset by changes in accounts payable/prepaids, which used $7.2 million. Depreciation was $21.4 million in fiscal 2005 and the net loss from continuing operations was ($24.0) million. The cash cycle lengthened to 51 days in fiscal 2005 from 47 days in fiscal 2004. In fiscal 2004, the net cash used in operating activities was driven by increased inventories of $17.1 million, increased accounts receivable of $10.0 million and decreased accounts payable of $10.2 million.

Net cash used in investing activities for continuing operations for fiscal 2006, 2005, and 2004 was $2.7 million, $8.1 million, and $21.1 million, respectively. Capital expenditures in fiscal 2006 were $5.1 million or a decrease of $5.6 million as compared to the prior fiscal year. Capital expenditures were principally used for expanding Asian and European operations, including $1.1 million in our China facility. These capital expenditures were offset by the proceeds from sales of property, plant and equipment. In fiscal 2005, capital expenditures were principally used for expanding Asia operations, including $5.7 million in our China facility. In fiscal 2004, our cash used in investing activities included $4.2 million used to pay additional purchase price for Pacific Consultants LLC, completing payment of all conditional obligations in this agreement. Capital expenditures were $21.3 million in fiscal 2004. Capital expenditures were principally used for expansion of our China facility accounting for $14.6 million. In fiscal 2003, our cash used in investing activities included $4.4 million used to pay final purchase price for Pacific Consultants LLC, due after the first anniversary of the purchase.

Net cash provided by (used in) financing activities for fiscal 2006, 2005, and 2004 was $2.7 million, $(0.6) million, and $18.7 million, respectively. In fiscal 2006, our primary cash flow came from lowered bank overdraft amounts offset by debt placement costs. Our principal use of cash in financing activities in fiscal 2005 was due to slightly greater pay down of borrowings compared to borrowings advanced. Our principal provider of cash in financing activities in fiscal 2004 was $20.0 million from stock sales, during the second quarter of fiscal 2004, when Pemstar completed an offering of 7.5 million shares of its common stock.

As of March 31, 2006, we had total borrowings of $100.1 million, made up of $80.9 million of revolving credit facilities, debt obligations totaling $7.1 million and capital lease obligations of $12.1 million. See Notes 6 and 10 to our consolidated financial statements.

Within the revolving credit facilities, we had approximately $23.6 million outstanding under our domestic credit facilities, $37.4 million outstanding under our China credit facilities, $16.0 million under our Krung Thai Bank facility, and $3.9 million outstanding under local facilities in Europe and Asia. Liquidity, which is defined as worldwide cash plus available domestic borrowing capacity, was $33.3 million.

As of April 25, 2003, Pemstar entered into a three-year, $90 million revolving credit facility to replace its facility with IBM Credit and US Bank. This facility, as amended, is with Wachovia Capital Finance Corporation. This bank agreement initially provided a larger facility with generally more favorable terms. The bank agreement has been amended several times through fiscal 2006 to provide more favorable interest rates, to reduce the available credit to $55.5 million, to allow a new lending participant providing scheduled debt within this agreement and to extend the expiration of the domestic credit limit agreement to October 2009.

At March 31, 2004, Pemstar entered an agreement with Krung Thai Bank Public Company Limited, which included $15.9 million of revolving credit collateralized by customer purchase orders and other debt obligations of up to $7.7 million. In China, PEMSTAR maintains relationships with several banks, which provide for $40.0 million of facilities available for short term financing notes, which are renewable. Banking arrangements in Singapore and The Netherlands provide an additional $18.0 million of available funding on a short-term basis with renewable terms.

All of these credit facilities are secured by substantially all of our assets. Domestic credit facilities include a covenant to attain minimum earnings before interest expense, income taxes, depreciation and amortization (EBITDA), for domestic and worldwide operations As of March 31, 2006, we had $15.4 million of available domestic borrowing capacity. We are required under certain foreign credit facilities to meet various financial covenants, including minimum location net worth, maximum debt to equity ratios, and minimum location net income, all of which we were in compliance with at March 31, 2006.

Our continued viability depends on our ability to generate sufficient cash from operations or obtain additional sources of funds for working capital. Our ability to maintain sufficient liquidity depends, in part, on our achieving anticipated revenue targets, improving working capital management and realizing intended expense reductions from our restructuring activities. We believe, based on the restructuring actions taken in fiscal 2006, 2005 and 2004 to reduce cash expenditures, efforts to increase revenues from continuing customers and generate new customers in various industry sectors, our continued focus on working capital management, and the borrowing capacity provided by our revolving credit facilities, that we have sufficient cash flow to meet our needs for fiscal 2007. We may not achieve these targets, realize the intended expense reductions or improve working capital levels. If our operating goals are not met, we may be required to secure waivers of any resulting covenant violations under existing lending facilities, secure additional financing from lenders or sell additional securities.

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

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

The Company is obligated to make future payments under various contracts, such as debt agreements, lease agreements, and unconditional purchase obligations. The following table represents contractual cash obligations and other commercial commitments of the Company as of March 31, 2006:

(Amounts in thousands)	Total	Due in Fiscal 2007	Due in Fiscal 2008	Due in Fiscal 2009	Due in Fiscal 2010	Due in Fiscal 2011	Due Thereafter
Revolving credit facilities	$80,934	$74,184	$3,000	$3,000	$750	$—	$—
Other long-term debt	7,016	1,799	4,973	61	10	10	163
Capital lease obligations	23,964	1,786	1,456	1,416	1,442	1,468	20,084
Operating leases	23,414	6,596	4,982	4,383	3,861	1,968	1,624
Unconditional purchase obligations	42,826	42,763	50	13	—	—	—

Total contractual cash obligations	$178,154	$127,128	$14,461	$8,873	$6,063	$3,446	$21,871

Domestic revolving credit facilities of $13,823 included above will not require repayment on a current basis, provided that credit facility covenants continue to be met. See Notes 6 and 10 to the Consolidated Financial Statements for additional information regarding these obligations.

OFF-BALANCE SHEET ARRANGEMENTS

(Amounts in thousands)	Committed Total Amounts	Amount of commitment expiration
		1 year	2 years	3 years	4 years	5 years	Over 5 years
Standby letters of credit	$2,595	$2,595	$—	$—	$—	$—	$—

The outstanding standby letters of credit are in support of our domestic workers compensation program and for inventory purchases. There are no additional off-balance sheet financing arrangements employed during fiscal 2006, 2005 and 2004.

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

Inventories - We value our inventories on a first-in, first-out basis at the lower of cost or estimated market value. Given the volatility of the markets in which the Company operates, the Company makes adjustments to its value of inventories based on estimates of potentially excess and obsolete inventory after considering customer forecasted demand, forecasted average selling price and its ability to sell excess inventory quantities back to its customers within contract terms. However, forecasts are subject to revisions, cancellations, and rescheduling. Actual demand will inevitably differ from such anticipated demand, and such differences may have a material effect on the Company’s financial position and results of operations, if additional write-offs are required.

Goodwill and Intangible Impairment -The Company follows Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets”. Under this standard, goodwill and other intangible assets with indefinite lives are not amortized. This standard also requires, at a minimum, that we perform an annual assessment of the carrying value of these assets. If the carrying value of goodwill and intangible assets exceeds its fair value, an impairment loss will be recognized. See Note 1 to the Consolidated Financial Statements, include herein. In assessing the recoverability of our goodwill and other intangible assets we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. These cash flow estimates take into account current customer volumes and the expectation of new or renewal projects, historic gross margins, historic working capital parameters and planned capital expenditures. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets not previously recorded.

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

Income Taxes - In determining the carrying value of our net deferred tax assets, we must assess the likelihood of sufficient future taxable income in related tax jurisdictions, based on estimates and assumptions to realize the benefit of these assets. If these estimates and related assumptions change in the future, we may be required to record additional valuation allowances against our deferred tax assets, resulting in additional income tax expense in our consolidated statement of operations. Management evaluates quarterly whether the deferred tax assets may be realized and assesses the need for additional valuation allowances or reduction of existing allowances quarterly. We recorded $8.9 million and $5.4 million of additional valuation allowances in the years ended March 31, 2006 and 2005, respectively, related to our net deferred tax assets, bringing the total allowance to $63.0 million as of March 31, 2006.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued a revision to SFAS No. 123 (revised 2004), Share-Based Payment. SFAS No. 123(R) will, with certain exceptions, require entities that grant stock options and shares to employees to recognize the fair value of those options and shares as compensation cost over the service (vesting) period in their financial statements. The measurement of that cost will be based on the fair value of the equity or liability instruments issued. SFAS No. 123(R) is required to be adopted by the Company in the first interim period of our fiscal year 2007. As part of this adoption, the Company will begin expensing its options effective April 1, 2006 and has also elected to not restate prior period results. The Company does not believe that the adoption of the provisions of SFAS No. 123(R) will have a material impact on the Company’s consolidated financial statements.

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

In December 2004, the FASB issued FASB Staff Position (FSP) No. 109-1 (FAS No. 109-1), Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004. The American Jobs Creation Act (AJCA) introduces a special 9% tax deduction on qualified production activities. FAS No. 109-1 clarifies that this tax deduction should be accounted for as a special tax deduction in accordance with SFAS No. 109. The Company’s adoption of these new tax provisions had no material impact on its consolidated financial position, results of operations or cash flows.

In December 2004, the FASB issued FASB Staff Position No. 109-2 (FAS No. 109-2), Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creations Act of 2004. The AJCA introduces a limited time 85% dividends received deduction on the repatriation of certain foreign earnings to a United States taxpayer (repatriation provision), provided certain criteria are met. FAS No. 109-2 provides accounting and disclosure guidance for the repatriation provision. The Company made no dividends under the repatriation provision of the Act and the adoption of this FSP had no material impact on its consolidated financial position, results of operations or cash flows.

In November 2005, the FASB issued FASB Staff Position FAS 115-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. The guidance in this FSP addresses the determination of when an investment is considered impaired, whether that impairment is other-than-temporary, and the measurement of an impairment loss. The FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance in this FSP amends FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities. The guidance in this FSP nullifies certain requirements of EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, and supersedes EITF Abstracts, Topic D-44, Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value. The guidance in this FSP is required to be applied to reporting periods beginning after December 15, 2005. The Company will adopt this Staff Position during fiscal year 2007 and does not believe it will not have a material impact on its consolidated financial statements.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections. This new standard replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements. Among other changes, SFAS No. 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. SFAS No. 154 also provides that (1) a change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a restatement. The new standard is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The Company will adopt the provisions of SFAS No. 154 in fiscal 2007 and does not believe it will not have a material impact on the Company’s consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our exposure to interest rate risk arises principally from the variable rates associated with our borrowings. On March 31, 2006, we had total borrowings of $83.1 million bearing variable interest rates. An adverse change of one percent in the interest rate of all borrowings, which bear interest at variable rates, would cause us to incur a change in interest expense of approximately $0.8 million on an annual basis.

Foreign Currency Exchange Risk

Fluctuations in the rate of exchange between the U.S. dollar and the currencies of countries other than the U.S. in which we conduct business could adversely affect our financial results. Except for sales in the Netherlands, Ireland, Israel, Romania and China, our sales are principally denominated in U.S. dollars. As a result, we have relatively limited exposure to foreign currency exchange risk on our sales. For fiscal 2006, sales denominated in Euros totaled $59.3 million and sales denominated in Chinese Renminbi totaled $355.2 million. Costs related to these sales are largely denominated in their respective currencies, thereby limiting our transaction risk exposures. However, for sales not denominated in U.S. dollars, if there is an increase in the rate at which a foreign currency is exchanged for U.S. dollars, it will require more of the foreign currency to equal a specified amount of U.S. dollars than before the rate increase. In such cases, and if we price our products and services in the foreign currency, we will receive less in U.S. dollars than we did before the rate increase went into effect. If we price our products and services in U.S. dollars and competitors price their products in local currency, an increase in the relative strength of the U.S. dollar could result in our prices being uncompetitive in a market where business is transacted in the local currency.

The reported results of our foreign operations will be influenced during their translation into U.S. dollars by currency movements against the U.S. dollar. The result of a uniform 10% strengthening in the value of the U.S. dollar from March 31, 2006, 2005 and 2004 levels relative to each of the currencies in which our revenues and expenses are denominated would have resulted in a decrease in operating income of approximately $0.7 million, $0.2 million and $1.3 million, respectively, for the fiscal years ended March 31, 2006, 2005 and 2004.

At March 31, 2006 and 2005, the amount we consider permanently invested in foreign subsidiaries and translated into dollars using the year end exchange rate was $46.1 million and $46.6 million, respectively, and the potential loss in fair value resulting from a hypothetical 10% strengthening in the value of the U.S. dollar currency exchange rate amounts to $4.2 million and $4.2 million, respectively. Actual amounts may differ.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report on Form 10-K. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, our disclosure controls and procedures were effective as of March 31, 2006.

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

Changes in Internal Control

During the 2006 fourth fiscal quarter, the Company completed its remediation efforts to address the material weaknesses noted in its Annual Report on Form 10-K for the year ended March 31, 2005. Final elements completed in the quarter included the strengthening of balance sheet reconciliation review processes and control owners’ self assessment compliance.

Except as described above, there were no changes in our internal control over financial reporting that occurred during the fourth quarter of fiscal 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None

PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item regarding directors and Section 16(a) compliance is incorporated by reference from the information under the caption “Election of Directors” contained in the Proxy Statement and the information under the caption “Section 16 Beneficial Ownership Reporting Compliance” contained in the Proxy Statement, respectively. The information required by this item regarding the Company’s code of ethics is incorporated by reference from the information under the caption “Code of Ethics” contained in the Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item regarding executive officers’ compensation is incorporated by reference from the information under the caption “Executive Compensation” contained in the Proxy Statement, but excluding the 2006 Compensation Committee Report on Executive Compensation. The information required by the item regarding director compensation is incorporated by reference from the information under the caption “Compensation of Directors” contained in the Proxy Statement.

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

The following consolidated financial statements of Pemstar Inc. and subsidiaries and the Independent Auditors’ Report thereon, are included in Part II, Item 8, hereof:

Form 10-K Page Reference
	Reports of Independent Registered Public Accounting Firms	F-1 and F-2

	Consolidated Balance Sheets — March 31, 2006 and March 31, 2005	F-3

	Consolidated Statements of Operations — Years ended March 31, 2006, March 31, 2005 and March 31, 2004	F-4

	Consolidated Statement of Shareholders’ Equity — Years ended March 31, 2006, March 31, 2005 and March 31, 2004	F-5

	Consolidated Statements of Cash Flows — Years ended March 31, 2006, March 31, 2005 and March 31, 2004	F-6

	Notes to Consolidated Financial Statements	F-7

(a)(2)	Financial Statement Schedules

The consolidated financial statement schedule of Pemstar Inc. and subsidiaries, required to be filed as part of this Form 10-K is listed below and is included at the end of this Report.

Form 10-K Page Reference
	Schedule II – Valuation and Qualifying Accounts – Years ended March 31, 2006, March 31, 2005 and March 31, 2004	F-22

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

See Financial Statement Schedule included at the end of this Report on page F-22.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Rochester, State of Minnesota.

PEMSTAR INC.

Date: June 22, 2006	By:	/s/ Allen J. Berning
Allen J. Berning Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated. KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Bruce J. Borgerding and Greg S. Lea, and each of them, as their true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities to sign the Annual Report on Form 10-K of Pemstar Inc. for the 12 months ended March 31, 2006 and any and all amendments to such Annual Report on Form 10-K and to file same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or the substitutes for such attorney-in-fact and agent, may lawfully do or cause to be done by virtue hereof.

Signature	Title	Date
/s/ Allen J. Berning Allen J. Berning	Chairman, Chief Executive Officer and Director (principal executive officer)	June 22, 2006

/s/ Roy A. Bauer Roy A. Bauer	President, Chief Operating Officer and Director	June 22, 2006

/s/ Greg S. Lea Greg S. Lea	Chief Financial Officer and Director (principal financial officer)	June 22, 2006

/s/ Thomas A. Burton Thomas A. Burton	Director	June 22, 2006

Claire Bender	Director

/s/ Bruce M. Jaffe Bruce M. Jaffe	Director	June 22, 2006

/s/ Wolf Michel Wolf Michel	Director	June 22, 2006

/s/ Michael Odrich Michael Odrich	Director	June 22, 2006

/s/ Steven E. Snyder Steven E. Snyder	Director	June 22, 2006

/s/ Larry R. Degen Larry R. Degen	Vice President, Principal Accounting Officer (principal accounting officer)	June 22, 2006

EXHIBIT INDEX

Exhibit No.
3.1	Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-3 (File No. 333-75284)).

3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (File No. 333-37162)).

4.1	Form of Certificate of Common Stock of the Company (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 333-37162)).

4.2	Rights Agreement, dated as of August 11, 2000, between the Company and Wells Fargo Bank, N.A., as Rights Agent (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-3 (File No. 333- 75284)).

4.3	Amended and Restated Rights Agreement Amendment by and between the Company and Wells Fargo Bank Minnesota, N.A. dated May 8, 2002 (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form 8-A/A filed on July 29, 2002).

4.4	Form of Indenture relating to Senior Debt Securities (incorporated by reference to Exhibit 4.7 to the Company’s Registration Statement on Form S-3 (File No. 333-75284)).

4.5	Form of Indenture relating to Subordinated Debt Securities (incorporated by reference to Exhibit 4.8 to the Company’s Registration Statement on Form S-3 (File No. 333-75284)).

4.6	Form of Initial Notes (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on May 6, 2002).

4.7	Form of Warrants (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on May 6, 2002).

4.8	Warrant dated May 10, 2002 to Smithfield Fiduciary LLC (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on May 13, 2002).

4.9	Warrant dated May 10, 2002 to Citadel Equity Fund Ltd. (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on May 13, 2002).

10.1	Purchase Agreement by and among the Company, Smithfield Fiduciary LLC and Citadel Equity Fund Ltd. dated May 3, 2002 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 6, 2002).

10.2	Registration Rights Agreement by and among the Company, Smithfield Fiduciary LLC and Citadel Equity Fund Ltd. dated May 3, 2002 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on May 6, 2002).

10.3	Registration Rights Agreement by and among the Company, Smithfield Fiduciary LLC and Citadel Equity Fund Ltd. dated May 10, 2002 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 13, 2002).

10.4	Letter Agreement by and among the Company, Smithfield Fiduciary LLC and Citadel Equity Fund Ltd. dated May 8, 2002 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 13, 2002).

10.5	Letter Agreement by and among the Company, Smithfield Fiduciary LLC and Citadel Equity Fund Ltd. dated May 10, 2002 (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on May 13, 2002).

10.6	Amendment and Termination Agreement by and among the Company, Smithfield Fiduciary LLC and Citadel Equity Fund Ltd. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 19, 2002).

10.7	Form of Change in Control Agreement.

10.8*	Pemstar Inc. 1994 Stock Option Plan (incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1 (File No. 333-37162)).

10.9*	Pemstar Inc. 1995 Stock Option Plan (incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-1 (File No. 333-37162)).

10.10*	Pemstar Inc. 1997 Stock Option Plan (incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-1 (File No. 333-37162)).

10.11*	Pemstar Inc. Amended and Restated 1999 Stock Option Plan (incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-1 (File No. 333-37162)).

10.12*	Pemstar Inc. 2000 Stock Option Plan (incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement on Form S-1 (File No. 333-37162)).

10.13*	Pemstar Inc. 2000 Employee Stock Purchase Plan, as amended (incorporated by reference to Exhibit 10.6 in the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002).

10.14*	Pemstar Inc. 2002 Stock Option Plan (incorporated by reference to Exhibit 10.7 in the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002).

10.15*	Form of agreement—Pemstar Inc. Incentive Stock Option Agreement used for granting options to executive officers under the Pemstar Inc. 1994 Stock Option Plan, the Pemstar Inc. 1995 Stock Option Plan, the Pemstar Inc. 1997 Stock Option Plan, the Pemstar Inc. Amended and Restated 1999 Stock Option Plan, the Pemstar Inc. 2000 Stock Option Plan and the Pemstar Inc. 2002 Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 1, 2005) (File No. 000-31223)).

10.16*	Form of agreement—Pemstar Inc. Non-Qualified Stock Option Agreement used for granting options to executive officers under the Pemstar Inc. 1994 Stock Option Plan, the Pemstar Inc. 1995 Stock Option Plan, the Pemstar Inc. 1997 Stock Option Plan, the Pemstar Inc. Amended and Restated 1999 Stock Option Plan, the Pemstar Inc. 2000 Stock Option Plan, and the Pemstar Inc. 2002 Stock Option Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 1, 2005) (File No. 000-31223)).

10.17	Sub-Lease Agreement, dated February 3, 1999, between Hongguan Technologies (S) Pte. Ltd. and Pemstar-Hongguan Pte. Ltd. (incorporated by reference to Exhibit 10.20 to the Company’s Registration Statement on Form S-1 (File No. 333-37162)).

10.18	Sublease for Office Premises, dated May 1, 1999, between Pemstar B.V. and Fluke Industrial B.V. and Lease Agreement for Office Premises dated July 11, 1997 between Fortress Beheer I B.V. & Garden End Building B.V. and Fluke Industrial B.V. (incorporated by reference to Exhibit 10.22 to the Company’s Registration Statement on Form S-1 (File No. 333-37162)).

10.19	Sublease Assignment Agreement dated June 8, 1999 between the Company and Bell Microproducts, Inc. (incorporated by reference to Exhibit 10.23 to the Company’s Registration Statement on Form S-1 (File No. 333-37162)).

10.20	Land and Factory Lease Agreement dated April 27, 2000 between the Company and Thai Factory Development Public Company Limited (incorporated by reference to Exhibit 10(ii) to the Company’s Quarterly Report on Form 10-Q for the period ending September 30, 2000 (File No. 000-31223)).

10.21	Lease Agreement, dated April 22, 1981, between the City of Dunseith, North Dakota and Turtle Mountain Corporation (incorporated by reference to Exhibit 10.37 to the Company’s Registration Statement on Form S-1 (File No. 333-60832)).

10.22	Lease Agreement dated April 30, 2001, between the Company and James F. Matthews and Judith Matthews (incorporated by reference to Exhibit 10.33 to the Company’s Registration Statement on Form S-1 (File No. 333-60832)).

10.23	Lease Agreement, dated 5 April 2001, between Derraglen Trading Limited, Pemstar Ireland Limited and the Company (incorporated by reference to Exhibit 10(iii) to the Company’s Quarterly Report on Form 10-Q for the period ending June 30, 2001 (File No. 000-31223)).

10.24	Loan and Security Agreement between the Company, Turtle Mountain Corporation, Pemstar Pacific Consultants Inc. and Gentlelife, Inc., Congress Financial Corporation and Fleet Capital Corporation dated April 25, 2003 (incorporate by reference to Exhibit 4.1 to the Company’s Report on Form 8-K dated April 28, 2003 (File No. 000-31223))

10.25	Amendment No. 1 to Loan and Security Agreement, dated as of April 25, 2003, between the Company, Turtle Mountain Corporation, Pemstar Pacific Consultants Inc. and Gentlelife, Inc., Congress Financial Corporation and Fleet Capital Corporation dated April 25, 2003 (incorporated by reference to Exhibit 4.2 to the Company’s Report on Form 8-K dated April 28, 2003 (File No. 000-31223)).

10.26	Amendment No. 2 to Loan and Security Agreement, dated as of June 30, 2003, between the Company, Turtle Mountain Corporation, Pemstar Pacific Consultants Inc. and Gentlelife, Inc., Congress Financial Corporation and Fleet Capital Corporation dated April 25, 2003 (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 10-Q dated August 7, 2003 (File No. 000-31223)).

10.27	Amendment No. 3 to Loan and Security Agreement, dated as of July 10, 2003, between the Company, Turtle Mountain Corporation, Pemstar Pacific Consultants Inc. and Gentlelife, Inc., Congress Financial Corporation and Fleet Capital Corporation dated April 25, 2003 (incorporated by reference to Exhibit 4.2 to the Company’s Report on Form 10-Q dated August 7, 2003 (File No. 000-31223)).

10.28	Amendment No. 4 to Loan and Security Agreement, dated as of January 5, 2004, between the Company, Turtle Mountain Corporation, Pemstar Pacific Consultants Inc. and Gentlelife, Inc., Congress Financial Corporation and Fleet Capital Corporation dated April 25, 2003 (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 10-Q dated January 9, 2004 (File No. 000-31223)).

10.29	Amendment No. 5 to Loan and Security Agreement, dated as of January 6, 2004, between the Company, Turtle Mountain Corporation, Pemstar Pacific Consultants Inc. and Gentlelife, Inc., Congress Financial Corporation and Fleet Capital Corporation dated April 25, 2003 (incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 8-K dated January 9, 2004 (File No. 000-31223)).

10.30	Amendment No. 6 to Loan and Security Agreement, dated as of January 6, 2004, between the Company, Turtle Mountain Corporation, Pemstar Pacific Consultants Inc. and Gentlelife, Inc., Congress Financial Corporation and Fleet Capital Corporation dated April 25, 2003 (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 10-Q dated February 17, 2004 (File No. 000-31223)).

10.31	Amendment No. 7 to Loan and Security Agreement, dated as of April 12, 2004, between the Company, Turtle Mountain Corporation, Pemstar Pacific Consultants Inc. and Gentlelife, Inc., Congress Financial Corporation and Fleet Capital Corporation dated April 25, 2003 (incorporated by reference to Exhibit 10.38 to the Company’s Report on Form 10-K dated June 11, 2004 (File No. 000-31223)).

10.32	Amendment No. 8, dated as of June 4, 2004, to Loan and Security Agreement dated April 25, 2003 by and among the Company, Turtle Mountain Corporation, Pemstar Pacific Consultants Inc., Gentlelife, Inc., Congress Financial Corporation and Fleet Capital Corporation. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for quarter ended June 30, 2004 (File No. 000-31223)).

10.33	Amendment No. 9, dated as of September 20, 2004, to Loan and Security Agreement dated April 25, 2003 by and among the Company, Turtle Mountain Corporation, Pemstar Pacific Consultants Inc., Gentlelife, Inc., Congress Financial Corporation and Fleet Capital Corporation (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on October 6, 2004) (File No. 000-31223)).

10.34	Amendment No. 10, dated as of September 30, 2004, to Loan and Security Agreement dated April 25, 2003 by and among the Company, Turtle Mountain Corporation, Pemstar Pacific Consultants Inc., Gentlelife, Inc., Congress Financial Corporation and Fleet Capital Corporation (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on October 6, 2004) (File No. 000-31223)).

10.35	Amendment No. 11, dated as of December 31, 2004, to Loan and Security Agreement dated April 25, 2003 by and among the Company, Turtle Mountain Corporation, Pemstar Pacific Consultants Inc., Gentlelife, Inc., Congress Financial Corporation and Fleet Capital Corporation (incorporated by reference to Exhibit 10.45 to the Company’s Report on Form 10-K dated June 14, 2005 (File No. 000-31223)).

10.36	Amendment No. 12, dated as of January 3, 2005, to Loan and Security Agreement dated April 25, 2003 by and among the Company, Turtle Mountain Corporation, Pemstar Pacific Consultants Inc., Gentlelife, Inc., Congress Financial Corporation and Fleet Capital Corporation (incorporated by reference to Exhibit 10.46 to the Company’s Report on Form 10-K dated June 14, 2005 (File No. 000-31223)).

10.37	Amendment No. 13, dated as of June 27, 2005, to Loan and Security Agreement dated April 25, 2003 by and among the Company (as surviving corporation of the merger with Turtle Mountain Corporation, Pemstar Pacific Consultants Inc., and Gentlelife, Inc.), Wachovia Capital Finance Corporation (Central) formerly known as Congress Financial Corporation (Central) and Fleet Capital Corporation (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on August 5, 2005) (File No. 000-31223)).

10.38	Amendment No. 14, dated as of June 27, 2005, to Loan and Security Agreement dated April 25, 2003 by and among the Company (as surviving corporation of the merger with Turtle Mountain Corporation, Pemstar Pacific Consultants Inc., and Gentlelife, Inc.), Wachovia Capital Finance Corporation (Central) formerly known as Congress Financial Corporation (Central) and Fleet Capital Corporation (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on August 5, 2005) (File No. 000-31223)).

10.39	Amendment No. 15, dated as of June 27, 2005, to Loan and Security Agreement dated April 25, 2003 by and among the Company (as surviving corporation of the merger with Turtle Mountain Corporation, Pemstar Pacific Consultants Inc., and Gentlelife, Inc.), Wachovia Capital Finance Corporation (Central) formerly known as Congress Financial Corporation (Central) and Fleet Capital Corporation (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on August 5, 2005) (File No. 000-31223)).

10.40	Amendment No. 16, dated as of October 20, 2005, to Loan and Security Agreement dated April 25, 2003 by and among the Company (as surviving corporation of the merger with Turtle Mountain Corporation, Pemstar Pacific Consultants Inc., and Gentlelife, Inc.), Wachovia Capital Finance Corporation (Central) formerly known as Congress Financial Corporation (Central) and Bank of America, N.A. (as successor –in-interest to Fleet Capital Corporation) (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on October 20, 2005) (File No. 000-31223)).

10.41	Krung Thai Bank Public Company Limited agreements for credit facilities and other services to Pemstar (Thailand) Co., Ltd. (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for quarter ended June 30, 2004 (File No. 000-31223)).

10.42	Credit Agreement between Pemstar B.V. and ABN AMRO Bank N.V. dated September 28, 2004 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 4, 2004) (File No. 000-31223)).

10.43	Lease agreement between Company and PEM (MN) QRS 15-39, INC., a Delaware corporation, dated March 28, 2003 (incorporated by reference to Exhibit 4.3 to the Company’s Report on Form 8-K dated April 28, 2003 (File No. 000-31223)).

10.44	English Language Summary of Lease agreement between Shenzhen Yu Can Enterprise Co., Ltd. and Pemstar Netherlands Holding B.V. dated March 7, 2006(1).

10.45	Shenzhen Development Bank Co., Ltd. agreement for credit facility to Pemstar (Tianjin) Enterprise Company Ltd.

10.46	Shenzhen Development Bank Co., Ltd. agreement for credit facility to Pemstar (Tianjin) Enterprise Company Ltd.

10.47	Industrial Bank Co., Ltd. agreement for credit facility to Pemstar (Tianjin) Enterprise Company Ltd.

10.48	Industrial Bank Co., Ltd. agreement for credit facility to Pemstar (Tianjin) Enterprise Company Ltd.

10.49	Industrial Bank Co., Ltd. agreement for credit facility to Pemstar (Tianjin) Enterprise Company Ltd.

10.50	Bank of Communications agreement for credit facility to Pemstar (Tianjin) Enterprise Company Ltd.

10.51	Bank of Communications agreement for credit facility to Pemstar (Tianjin) Enterprise Company Ltd.

10.52	Bank of Communications agreement for credit facility to Pemstar (Tianjin) Enterprise Company Ltd.

10.53	China Minsheng Banking Corp., Ltd. agreement for credit facility to Pemstar (Tianjin) Enterprise Company Ltd.

12.1	Computation of Ratio of Earnings to Fixed Charges.

21.1	Subsidiaries of the Company.

23.1	Consent of Grant Thornton LLP.

23.2	Consent of Ernst & Young LLP.

24.1	Power of Attorney (included with signatures on page 33, herein).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit to Form 10-K pursuant to Item 15(b) of this Report
(1)	Copy of original Chinese language document will be provided to the Commission upon request.

Pemstar will furnish a copy of any exhibit upon a shareholder’s request and payment of reasonable expenses associated with furnishing the exhibit. Shareholders should submit requests to the attention of Bruce Borgerding, Pemstar Inc., 3535 Technology Drive NW, Rochester, MN 55901.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

PEMSTAR Inc.

We have audited the accompanying consolidated balance sheets of Pemstar Inc. as of March 31, 2006 and March 31, 2005, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the two years in the period ended March 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above, present fairly, in all material respects, the consolidated financial position of Pemstar Inc. as of March 31, 2006 and March 31, 2005, and the consolidated results of their operations and their consolidated cash flows for each of the two years in the period ended March 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying Schedule II is presented to comply with SEC reporting requirements and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Grant Thornton LLP

Minneapolis, Minnesota

May 18, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

PEMSTAR Inc.

We have audited the accompanying consolidated statements of operations, shareholders’ equity, and cash flows of Pemstar Inc. for the year ended March 31, 2004. Our audit also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Pemstar Inc. for the year ended March 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets,” in 2003.

/s/ Ernst & Young LLP

Minneapolis, Minnesota

May 7, 2004,

except for paragraph 4 in Note 1,

as to which the date is

June 20, 2006

CONSOLIDATED BALANCE SHEETS

PEMSTAR Inc.

(In thousands, except per share data)	March 31, 2006	March 31, 2005
Assets
Current assets:
Cash and cash equivalents	$17,903	$25,883
Accounts receivable, net	121,107	98,759
Recoverable income taxes	222	971
Inventories	54,544	68,345
Unbilled services	6,214	8,173
Deferred income taxes	914	953
Value added tax receivable	18,799	1,976
Prepaid expenses and other	9,333	8,437
Assets related to discontinued operations	437	9,395

Total current assets	229,473	222,892

Property, plant and equipment	61,073	76,169

Goodwill, net	33,878	33,878
Deferred income taxes	3,975	2,733
Other assets	5,817	4,210
Non-current assets related to discontinued operations	16	4,112

Total assets	$334,232	$343,994

Liabilities and shareholders’ equity
Current liabilities:
Cash overdraft	$4,110	$312
Revolving credit facilities and current maturities of long-term debt	75,983	79,068
Current maturities of capital lease obligations	482	453
Accounts payable	82,325	84,375
Income taxes payable	1,497	1,491
Value added tax payable	15,626	969
Accrued expenses and other	25,589	25,032
Liabilities related to discontinued operations	1,637	5,695

Total current liabilities	207,249	197,395

Long-term debt, less current maturities	11,967	6,560
Capital lease obligations, less current maturities	11,640	11,973
Other liabilities and deferred credits	8,634	2,895

Shareholders’ equity:
Common stock, par value $0.01, 150,000 shares authorized; shares issued and outstanding; 2006 – 45,289 shares; 2005 – 45,178 shares	453	452
Additional paid-in capital	255,165	255,067
Accumulated other comprehensive income	1,226	3,601
Accumulated deficit	(162,102)	(133,949)

Total shareholders’ equity	94,742	125,171

Total liabilities and shareholders’ equity	$334,232	$343,994

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

PEMSTAR Inc.

(In thousands, except per share data)	Year Ended March 31,
	2006	2005	2004
Net sales	$871,018	$659,651	$629,830
Costs of goods sold	828,970	616,241	580,603

Gross profit	42,048	43,410	49,227

Selling, general and administrative expenses	43,741	56,673	49,729
Restructuring costs	10,462	4,956	7,876
Amortization	45	219	106

Operating loss	(12,200)	(18,438)	(8,484)

Other expense (income) – net	47	(738)	(352)
Interest expense	9,587	8,162	7,831

Loss from continuing operations before income taxes	(21,834)	(25,862)	(15,963)

Income tax (benefit)	(965)	(1,825)	(196)

Loss from continuing operations	(20,869)	(24,037)	(15,767)
Loss from discontinued operations	(7,284)	(9,700)	(9,517)

Net loss	$(28,153)	$(33,737)	$(25,284)

Basic and diluted net loss per common share:
Loss from continuing operations	$(0.46)	$(0.53)	$(0.37)
Loss from discontinued operations	(0.16)	(0.22)	(0.23)

Net loss	$(0.62)	$(0.75)	$(0.60)

Average shares used in computing net loss per common share:
Basic and diluted	45,212	45,154	42,002

See notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

PEMSTAR Inc.

			Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Loans to Shareholders	Total
	Common Stock
(In thousands)	Shares	Amount
Balance, March 31, 2003	37,486	$375	$234,943	$(14)	$(74,928)	$(509)	$159,867

Issuance of common stock in employee stock programs	191	1	365	—	—	—	366
Payments on loans to shareholders	(16)	—	(61)	—	—	345	284
Issuance of common stock	7,475	75	19,906	—	—	—	19,981
Comprehensive loss:
Net loss	—	—	—	—	(25,284)	—	(25,284)
Foreign currency translation adjustment	—	—	—	3,095	—	—	3,095

Comprehensive loss	—	—	—	—	—	—	(22,189)

Balance, March 31, 2004	45,136	451	255,153	3,081	(100,212)	(164)	158,309

Issuance of common stock in employee stock programs	87	1	(32)	—	—	—	(31)
Payments on loans to shareholders	(45)	—	(54)	—	—	164	110
Comprehensive loss:
Net loss	—	—	—	—	(33,737)	—	(33,737)
Foreign currency translation adjustment	—	—	—	520	—	—	520

Comprehensive loss	—	—	—	—	—	—	(33,217)

Balance, March 31, 2005	45,178	452	255,067	3,601	(133,949)	—	125,171

Issuance of common stock in employee stock programs	111	1	98	—	—	—	99
Comprehensive loss:
Net loss	—	—	—	—	(28,153)	—	(28,153)
Foreign currency translation adjustment	—	—	—	(2,375)	—	—	(2,375)

Comprehensive loss	—	—	—	—	—	—	(30,528)

Balance, March 31, 2006	45,289	$453	$255,165	$1,226	$(162,102)	$—	$94,742

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

PEMSTAR Inc.

(In thousands)	Year ended March 31,
	2006	2005	2004
Cash flows from operating activities:
Net loss from continuing operations	$(20,869)	$(24,037)	$(15,767)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	16,876	21,410	21,059
Amortization	1,067	1,361	1,426
Deferred income taxes	(1,150)	(681)	(500)
Non-cash restructuring charges and other	2,574	(294)	1,201
Other deferred credits	(182)	(174)	(907)
Change in operating assets and liabilities:
Accounts receivable	(21,234)	20,824	(9,997)
Inventories	13,602	14,760	(17,120)
Recoverable income taxes	749	(832)	(587)
Unbilled services	1,960	3,213	(750)
Prepaid expenses and other	(18,912)	3,957	(6,248)
Accounts payable	(3,115)	(11,895)	10,244
Accrued expenses and other	19,548	448	7,680

Net cash (used in) provided by operating activities from continuing operations	(9,086)	28,060	(10,266)
Net cash provided by (used in) discontinued operations	1,372	(2,748)	(10,267)

Net cash (used in) provided by operating activities	(7,714)	25,312	(20,533)

Cash flows used in investing activities:
Decrease (increase) in restricted cash	572	4	4,264
Business acquisitions, net of cash acquired	—	—	(4,224)
Proceeds from sale of property, plant and equipment	1,826	2,573	204
Purchases of property, plant and equipment	(5,126)	(10,685)	(21,298)

Net cash used in investing activities from continuing operations	(2,728)	(8,108)	(21,054)
Net cash provided by (used in) investing activities from discontinued operations	175	(231)	231

Net cash (used in) investing activities	(2,553)	(8,339)	(20,823)

Cash flows provided by (used in) financing activities:
Bank overdrafts	3,799	(6,840)	7,131
Proceeds from common stock sales/minority interest	241	243	19,981
Proceeds from (treasury stock loss on) employee stock programs (net)	100	(31)	366
Payments on loans to shareholders	—	110	284
Principal payments on borrowings	(22,297)	(14,288)	(62,150)
Proceeds from borrowings	22,097	20,510	54,787
Debt placement costs	(1,223)	(346)	(1,681)

Net cash provided by (used in) financing activities	2,717	(642)	18,718
Effect of exchange rate changes on cash	(430)	(240)	386

Net (decrease) increase in cash and cash equivalents	(7,980)	16,091	(22,252)
Cash and cash equivalents:
Beginning of year	25,883	9,792	32,044

End of year	$17,903	$25,883	$9,792

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PEMSTAR Inc.

(In thousands, except per share data)

Note 1. Nature of Business and Significant Accounting Policies

Business – Pemstar Inc. (the “Company”) is a leading provider of electronics manufacturing services to original equipment manufacturers in the communications, computing and data storage, industrial and medical equipment sectors. The Company provides its services to customers on a global basis through manufacturing facilities located in North America, Asia, and Europe.

Principles of consolidation – The accompanying financial statements include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany accounts and transactions are eliminated in the consolidated financial statements.

Revenue recognition – Revenue from the sale of products is recognized when the product is shipped to the customer. In limited circumstances, although the physical product remains on the Company’s premises at the request of the customer, when title and risks and rewards of ownership have contractually passed to the customer, revenue is recognized in accordance with the guidance of Staff Accounting Bulletin No. 104. Revenue from sale of products includes sales of excess inventories to customers at cost under contract provisions totaling $9,651, $11,373 and $8,409 for the years ended March 31, 2006, 2005 and 2004, respectively. Revenue from design, development and engineering services is recognized when the services are performed and collectibility is reasonably certain. Such services provided under fixed price contracts are accounted for using the percentage of completion method as outlined in SOP 81-1, “Accounting for Performance of Contract-Type and Certain Production-Type Contracts” using hours of services for measurement of the extent of progress towards completion. Revenue recognized in excess of billed amounts under fixed price contracts or unbilled engineering services is classified as unbilled services in the balance sheet.

Classification – During fiscal 2006 the Company closed its facility in Guadalajara, Mexico. The results of operations, cashflows and assets and liabilities of the facility have been segregated as discontinued operations in these fiscal 2006 financial statements. Comparable year disclosures have been reclassified to conform to this presentation. Sales of the discontinued operations were $6,054, $30,265 and $39,617 for years ended March 31, 2006, 2005 and 2004 respectively. At March 31, 2006 remaining assets and liabilities from discontinued operations include various refundable and payable taxes and accrued expense amounts.

Cash and cash equivalents – The Company considers all highly liquid debt securities purchased with a maturity of three months or less to be cash equivalents. Cash equivalents are recorded at cost, which approximates market value. Cash and cash equivalents includes balances in foreign account totaling $17,900 and $25,883 at March 31, 2006 and 2005, respectively. Domestic cash is managed within an overdraft arrangement in conjunction with our domestic revolving credit facility.

Inventories – Inventories are stated at the lower of cost (first-in, first-out method) or market and include freight-in, materials, labor and manufacturing overhead costs.

Property, plant and equipment – Property, plant and equipment is stated at cost. Costs incurred to maintain property plant and equipment that do not comprise major improvements or extend the life of the asset are expensed as repairs and maintenance as incurred. Capital expenditures below certain policy thresholds are expensed as purchased. Depreciation is computed using the straight-line method over the following estimated useful lives:

Number of Years
Buildings and improvements	4 to 40
Machinery and equipment	4 to 7
Furniture and fixtures	2 to 10
Computer hardware and software	4

Amortization of assets acquired under capital leases is included in depreciation expense.

Goodwill –The Company follows SFAS No. 142, “Goodwill and Other Intangible Assets.” Under this standard, goodwill and intangibles with indefinite useful lives are no longer amortized. This standard also requires, at a minimum, an annual assessment of the carrying value of goodwill and other intangibles with indefinite useful lives. If the carrying value of goodwill or an intangible asset exceeds its fair value, an impairment loss shall be recognized. Intangible assets with finite lives are amortized over their estimated useful lives.

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

Estimated warranty claim – The Company sells its products with a warranty that provides for repairs or replacements of any defective workmanship for a one-year period after the sale. Based upon historical experience, the accrual for warranty claims is not material at March 31, 2006 and 2005.

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

Comprehensive (loss) income reflects the change in equity of a business during a period from transactions and other events and circumstances from non-owner sources. For the Company, comprehensive (loss) income represents net (loss) income adjusted for foreign currency translation adjustments.

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

Research and development – Research and development costs are expensed when incurred and totaled $515, $551 and $529 for the years ended March 31, 2006, 2005, and 2004, respectively.

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

In assessing the recoverability of our goodwill and other intangible assets we make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. These cash flow estimates take into account current customer volumes and the expectation of new or renewal projects, historic gross margins, historic working capital parameters and planned capital expenditures. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets.

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

	Year Ended March 31,
	2006	2005	2004
Net loss from continuing operations:
As reported	$(20,869)	$(24,037)	$(15,767)
Additional compensation expense	(95)	(3,504)	(3,459)

Pro forma	$(20,964)	$(27,541)	$(19,226)

Basic and diluted loss from continuing operations per share:
As reported	$(.46)	$(.53)	$(.38)
Pro forma	(.46)	(.61)	(.46)

The fair value of each option grant has been estimated at the grant date using a Black-Scholes option pricing model with the following weighted average assumptions: dividend rate of 0% for all years; risk-free interest rates of 4.10%, 4.60% and 3.86% for 2006, 2005 and 2004, respectively, volatility factor of expected market price of our common stock of 0.9, 0.7 and 0.7 for 2006, 2005 and 2004, respectively, and expected lives of three years for 2006 and ten years for 2005 and 2004. The pro-forma additional compensation expense for the year ended March 31, 2005 includes $1,143 resulting from accelerated vesting in March 2005 of options whose exercise price exceeded current quoted market value. The accelerated vesting enabled the Company to avoid recognizing in its statement of operations, compensation expense associated with these options in future periods upon the adoption of FASB Statement No. 123(R) “Share-Based Payment” in April 2006.

Net (loss) income per common share – The Company follows the provisions of SFAS No. 128, “Earnings per Share.” Basic net (loss) income per common share is computed based upon the weighted average number of common shares issued and outstanding during each year. Diluted net (loss) income per common share amounts assume conversion, exercise or issuance of all potentially dilutive common stock instruments (stock options as discussed in Note 13).

Common stock equivalents and their impact on net loss have been excluded from the diluted per common share calculation for all years presented, since the Company incurred net losses and the inclusion of common stock equivalents would have had an anti-dilutive impact. Potentially dilutive securities, which have been excluded, consist of i) unexercised stock options and warrants to purchase 5,114, 5,906 and 5,977 shares of the Company’s common stock as of March 31, 2006, 2005 and 2004, respectively, and ii) 2,193 shares of the Company’s common stock issuable upon conversion of convertible debt as of March 31, 2006, 2005 and 2004, respectively.

New Accounting Pronouncements – In December 2004, the FASB issued a revision to Statement No. 123 (revised 2004), Share-Based Payment. Statement 123(R), with certain exceptions, require entities that grant stock options and shares to employees to recognize the fair value of those options and shares as compensation cost over the service (vesting) period in their financial statements. The measurement of that cost will be based on the fair value of the equity or liability instruments issued. Statement 123(R) is required to be adopted by the Company in the first interim period of our fiscal year 2007. As part of this adoption, the Company will begin expensing its options effective April 1, 2006 and has also elected to not restate prior period results. The Company does not believe that the adoption of the provisions of SFAS No. 123(R) will have a material impact on the Company’s consolidated financial statements.

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

In December 2004, the FASB issued FASB Staff Position (FSP) No. 109-1 (FAS No. 109-1), Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004. The American Jobs Creation Act (AJCA) introduces a special 9% tax deduction on qualified production activities. FAS No. 109-1 clarifies that this tax deduction should be accounted for as a special tax deduction in accordance with SFAS No. 109. The Company’s adoption of these new tax provisions had no material impact on its consolidated financial position, results of operations or cash flows.

In December 2004, the FASB issued FASB Staff Position No. 109-2 (FAS No. 109-2), Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creations Act of 2004. The AJCA introduces a limited time 85% dividends received deduction on the repatriation of certain foreign earnings to a United States taxpayer (repatriation provision), provided certain criteria are met. FAS No. 109-2 provides accounting and disclosure guidance for the repatriation provision. The Company made no dividends under the repatriation provision of the Act and the adoption of this FSP had no material impact on its consolidated financial position, results of operations or cash flows.

In November 2005, the FASB issued FASB Staff Position FAS 115-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. The guidance in this FSP addresses the determination of when an investment is considered impaired, whether that impairment is other-than-temporary, and the measurement of an impairment loss. The FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance in this FSP amends FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities. The guidance in this FSP nullifies certain requirements of EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, and supersedes EITF Abstracts, Topic D-44, Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value. The guidance in this FSP is required to be applied to reporting periods beginning after December 15, 2005. The Company will adopt this Staff Position during fiscal year 2007 and does not believe it will not have a material impact on its consolidated financial statements.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections. This new standard replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements. Among other changes, SFAS No. 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. SFAS No. 154 also provides that (1) a change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a restatement. The new standard is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The Company will adopt the provisions of SFAS No. 154 in fiscal 2007 and does not believe it will not have a material impact on the Company’s consolidated financial statements.

Note 2. Acquisitions

In September 2001, the Company purchased the membership interests and business of Pacific Consultants LLC (a provider of electromechanical design and test consulting services). The purchase agreement provided for additional adjustment of the purchase price, payable in cash or common stock if earnings targets were met for the acquired business in the two years following the acquisition. Payments of $4,086 during the year ended March 31, 2004 fully paid the remaining obligations under this purchase agreement.

Note 3. Accounts Receivable

Accounts receivable consists of the following:

	March 31,
	2006	2005
Accounts receivable	$126,514	$100,947
Less allowance for doubtful accounts	(5,407)	(2,188)

	$121,107	$98,759

Changes to the allowance for doubtful accounts consist of the following:

	March 31,
	2006	2005
Balance at beginning of year	$2,188	$3,097
Bad debt expense	2,823	766
Accounts written off	(511)	(1,675)
Charges to sales – returns and allowances	907	—

Balance at end of year	$5,407	$2,188

Note 4. Inventories

Inventories consist of the following:

	March 31,
	2006	2005
Raw materials	$49,166	$50,325
Work in process	2,264	8,785
Finished goods	3,114	9,235

	$54,544	$68,345

Note 5. Property, Plant and Equipment, Net

Property, plant and equipment consists of the following:

	March 31,
	2006	2005
Land	$2,052	$2,030
Buildings and improvements	39,081	41,967
Machinery and equipment	72,149	84,281
Computer hardware and software	30,558	36,418
Construction in progress	1,368	1,297

	145,208	165,993
Less accumulated depreciation	(84,135)	(89,824)

	$61,073	$76,169

Note 6. Financing Arrangements

Long-term debt consists of the following:

	March 31,
	2006	2005
Domestic revolving credit facilities, interest at prime plus a margin: Working capital line ranging from 50 to 100 basis points or LIBOR plus a margin ranging from 250 to 300 basis points (8.4% at March 31, 2006 and 5.4% at March 31, 2005)	$13,823	$32,142
Scheduled term borrowings, interest at prime plus 6% (13.75% at March 31, 2006)	9,750	—
Foreign revolving credit facilities, interest rates ranging from 3.5% to 6.3% or SIBOR plus a margin of 175 basis points (6.4% at March 31, 2006 and 3.9% at March 31, 2005)	57,361	45,097
Convertible senior subordinated notes bearing interest at 6.5%, due May 1, 2007	4,861	4,745
Foreign notes payable, interest at 5.0% through June 2004 and prime less 100 basis points to June 2007, (4.9% at March 31, 2006 and 3.9% at March 31, 2005) due in monthly payments of $127 through June 2007. The notes are secured by buildings	1,082	2,672
Other	1,073	972

	87,950	85,628
Less current maturities	(75,983)	(79,068)

	$11,967	$6,560

In April 2003, the Company entered into revolving credit facilities, as amended, with Wachovia Capital Finance Corporation and Bank of America N.A. (formerly Fleet National Bank of Connecticut), which provided up to $90,000 of revolving credit loans and letters of credit to expire in April 2007. Amendments during fiscal 2006, reduced revolving credit facility maximum lending to $40,000, but provided for additional scheduled term debt of $10,500 immediately with additional funding up to $5,000 available in certain circumstances and extended the expiration date to October 2009. The working capital facilities, which were limited to the lesser of the facilities amount or the available borrowing base, calculated as a percentage of eligible accounts receivable and inventory balances, bear interest at prime or Eurodollar rate plus a margin from 50 to 100 basis points, and 250 to 300 basis points, respectively, depending on excess available borrowing capacity within the facilities. The Company is obligated to pay a monthly fee of 3/8% on the unused portion of the facilities. The revolving credit facilities are collateralized by substantially all domestic assets and by investments in foreign subsidiaries. Due to the characteristics of the domestic working capital revolving credit facilities, in accordance with current accounting pronouncements, the Company has classified the amount outstanding as a current liability. Despite the balance sheet classification, the Company intends to manage the domestic working capital revolving credit facilities as long-term debt with a final maturity in October 2009. The Company has letters of credit totaling $2,525 outstanding as of March 31, 2006 under these facilities.

The Company also has separate available lines of credit in certain foreign locations totaling $82,000, renewable annually at the discretion of the lenders. Certain of these lines have been renewed subsequent to year end, consistent with past experience with these lenders. Advances under these lines of credit bear interest at fixed and variable rates ranging from 3.5% to 6.4% at March 31, 2006. The lines of credit are both unsecured and secured by certain foreign inventories, receivables and fixed assets.

In May 2002, pursuant to a securities purchase agreement, the Company sold to two investors $5,000 face value of 6 1/2 % convertible senior subordinated notes with a conversion price of $2.28 per share together with a seven year warrant which provided for the purchase of 788 shares of the Company’s common stock at an exercise price of $2.28 per share. The initial carrying value of the notes was reduced by $532 for the fair value of the common stock warrant issued to the two investors. The discount to the note is being amortized over the life of the notes.

As consideration for entering into the transaction, in lieu of cash, the Company issued additional warrants to the two investors to purchase 1,000 shares of the Company’s common stock at an exercise price of $2.00 per share. The fair value of the warrants of $898 was capitalized as financing fees and is being amortized over the life of the notes.

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

Aggregate maturities of long-term debt are as follows for the years ending March 31:

2007	$75,983
2008	7,973
2009	3,061
2010	760
2011	10
Thereafter	163

$87,950

Note 7. Restructuring and Impairment Charges

A rollforward of restructuring provisions is as follows:

	Employee Termination and Severance Costs	Future Lease Costs	Total
Fiscal 2004:
Reserve balance at April 1, 2003	$342	$537	$879
Fiscal 2004 restructuring charges	981	4,608	5,589
Additions to fiscal 2003 restructuring charges	—	1,063	1,063
Cash payments	(1,301)	(2,274)	(3,575)
Foreign currency translation adjustment	53	—	53

Reserve balances at March 31, 2004	75	3,934	4,009
Fiscal 2005:
Fiscal 2005 restructuring charges	917	2,739	3,656
Cash payments	(923)	(2,884)	(3,807)
Foreign currency translation adjustment	(1)	3	2

Reserve balances at March 31, 2005	68	3,792	3,860
Fiscal 2006:
Fiscal 2006 restructuring charges	421	7,981	8,402
Cash payments	(457)	(2,585)	(3,042)
Foreign currency translation adjustment	8	92	100

Reserve balances at March 31, 2006	$40	$9,280	$9,320

During fiscal 2003, the Company incurred restructuring costs related to the decision to consolidate separate manufacturing facilities in San Jose, California, into a single facility. Additionally, severance costs were incurred, primarily in The Netherlands and in the United States’ locations, responding to reductions in local business requirements. As of March 31, 2006, there are no further payments expected for these restructuring costs.

During fiscal 2004, the Company recorded charges of $7,876 for restructuring related costs as a result of a Company initiative based upon a strategic review of the Company’s primary products and business aimed at optimizing and aligning its manufacturing capacity with customer demand, while positioning the Company for stronger operating results. The charges consisted of asset write-downs of $1,224 for machinery and equipment; $981 for employee termination and severance costs related to approximately 100 salaried and hourly employees located primarily at three domestic operating sites; and $5,671 for adjustment of expected future lease costs, associated with the closing of one California facility in fiscal 2003 and one additional California facility in fiscal 2004. The fiscal 2004 restructuring actions taken pertain to operations for those businesses and locations experiencing negligible or negative growth due to continued market declines in the Communications and Optical business sectors. Certain machinery and equipment were written down to their estimated fair values as a direct result of the continued decline in the optical business sector, which has resulted in excess capacity and under-utilized machinery and equipment. As of March 31, 2006, accruals of $5,739, including fiscal 2006 adjustments remain with respect to these future lease costs.

During fiscal 2005, the Company recorded charges of $4,956 for restructuring related costs to further reduce facilities and employee counts to position the Company for stronger operating results. These charges consisted of asset write-downs of $1,300, primarily leasehold improvements; $917 for employee termination and severance costs related to approximately 165 salaried and hourly employees (137 from domestic and 28 from South American sites); and $2,739 for expected losses on lease commitments in our Taunton, Massachusetts, Chaska, Minnesota and secondary Rochester, Minnesota sites. The fiscal 2005 restructuring actions taken pertain to further reducing general excess capacity and create the opportunity to streamline personnel and capital deployed into the remaining sites. As of March 31, 2006, accruals of $40 and $1,431 remain related to these employee termination and severance costs and future lease costs, respectively.

During fiscal 2006, the Company recorded charges of $10,462 for restructuring related costs to further reduce facilities and employee counts to position the Company for stronger operating results. These charges consisted of asset write-downs of $2,060, primarily leasehold improvements; $421 for employee termination and severance costs related to approximately 161 salaried and hourly domestic employees; and $7,981 of new provisions and adjustments to prior estimates for expected losses on lease commitments in our California and Chaska, Minnesota sites. The fiscal 2006 restructuring actions taken pertain to further reducing general excess capacity and create the opportunity to streamline personnel and capital deployed into the remaining sites. As of March 31, 2006, accruals of $2,110 remain related to severance costs and future lease costs.

Discontinued operations include restructuring costs of $5,026, $249 and $85 for the fiscal 2006, 2005 and 2004 years, respectively.

As of March 31, 2006, approximately $4,510, $2,351 and $1,621 of cash payments had been made against the accrual associated with the fiscal 2004, 2005 and 2006 charges, respectively.

Note 8. Other Expense (Income) – Net

The other expense (income) - net consists of the following:

	Year Ended March 31,
	2006	2005	2004
Foreign currency (gains) losses	$(432)	$190	$(433)
Other expense (income) - net	479	(928)	81

	$47	$(738)	$(352)

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

Note 10. Commitments and Contingencies

The Company has various capital and operating leases, which expire on various dates through 2023. Future minimum payments under both capital leases and operating leases are as follows:

	Capital Leases	Operating Leases
Year Ending March 31,
2007	$1,786	$6,596
2008	1,456	4,982
2009	1,416	4,383
2010	1,442	3,861
2011	1,468	1,968
Thereafter	20,084	1,624

Total minimum lease payments	27,652	$23,414

Less amount representing interest	(15,530)

Present value of minimum lease payment	12,122
Less current portion	(482)

	$11,640

Property, plant and equipment includes the following amounts for capitalized leases:

	March 31,
	2006	2005
Buildings and improvements	$12,000	$12,000
Machinery and equipment	927	604
Computer hardware and software	558	558

	13,485	13,162
Less accumulated depreciation	(2,754)	(1,686)

	$10,731	$11,476

Total rent expense recognized under operating leases for the years ended March 31, 2006, 2005 and 2004 totaled $6,637, $7,671 and $10,316, respectively for continuing operations and $241, $1,546 and $1,989, respectively in discontinued operations.

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

On August 23, 2002 and October 2, 2002 two different individual shareholders also commenced virtually identical shareholder derivative actions against the Company as nominal defendant and our Board of Directors. Those actions have been consolidated and were pending in United States District Court for the District of Minnesota, Third Judicial District, County of Olmsted. The allegations in the consolidated derivative actions were based on many of the same facts that gave rise to the securities action. The derivative actions alleged that our Board of Directors breached its fiduciary duties by allegedly allowing the violations of the securities laws to occur.

In March 2005, the Company entered into a settlement agreement with plaintiffs in the securities of the In re PEMSTAR Securities Litigation. On March 27, 2005, the Company received final approval of the settlement by United States District Court for the District of Minnesota. Under terms of this $12,000 settlement, the Company paid $250 and the Company’s insurers paid the remaining $11,750. The settlement fully resolves these claims against the Company and several of its current and former officers and directors. The consolidated derivative lawsuits pending in Olmsted County have also been settled. The settlement was approved by the Olmsted County Court. This settlement required the Company to enforce certain corporate governance policies and provides for payment of plaintiffs attorney fees ordered by the Olmsted County Court, with those fees to be paid by the Company’s insurers. After the Olmsted County district court approved the settlement and entered judgment, an individual who claimed to own PEMSTAR shares appealed the settlement on November 8, 2005. The appeal is currently pending in the Minnesota Court of Appeals. The Company believes the appeal lacks merit.

On June 16, 2005 a putative class action was filed by an individual shareholder against PEMSTAR and certain of its current officers and directors. The lawsuit is pending in the United States District Court for the District Court of Minnesota and is captioned: In re PEMSTAR INC. Securities Litigation, Civil Action No. 05-CV-01182 – JMR/FLN. The lawsuit alleges violations of Section 10(b) and Section 20(a) of the Securities Exchange Act of 1934 and Section 11 of the Securities Act of 1933. An Amended Complaint was filed on November 28, 2005, which set forth the claim and established that the action was going forward with a lead plaintiff and lead counsel for the plaintiff class. The plaintiff alleges, in essence, that the defendants defrauded our shareholders by failing to timely disclose the circumstances around the discrepancies in the accounting of the Mexico facility that generated a restatement. The lawsuit also alleges that the registration statement filed by us in connection with a secondary offering contained false, material misrepresentations. The plaintiff seeks to represent a class of persons who purchased Company stock from January 30, 2003 through and including January 12, 2005. An Amended Consolidated Complaint was filed January 9, 2006. The Amended Complaint does not specify an amount of damages. Discovery is ongoing. The Company and the individuals will vigorously defend against the claim and believe the lawsuit is without merit.

On July 26, 2005, an individual who claims to own Company shares filed a derivative action in Olmsted County District Court captioned: Michael Tittle, et al. v. Allen Berning, et al. Civil No. 55-CO-05-003235. An Amended Complaint was filed on November 11, 2005, which established that the action was going forward and set forth the claim. The lawsuit alleges that the Company’s Board of Directors breached their fiduciary duties by allowing circumstances to exist that generated a restatement. The lawsuit includes allegations that the defendants believe have been released as part of the settlement of the derivative lawsuit discussed above. A motion to dismiss the lawsuit is pending and the Court has stayed the proceeding pending resolution of the appeal of the settlement of the derivative case discussed above.

Note 11. Income Taxes

(Loss) income before income taxes consisted of the following:

	Year ended March 31,
	2006	2005	2004
From continuing operations:
Domestic	$(23,883)	$(29,626)	$(25,869)
Foreign	2,049	3,764	9,906

	$(21,834)	$(25,862)	$(15,963)

From discontinued operations:
Domestic	$(530)	$(285)	$(75)
Foreign	(6,754)	(8,987)	(8,743)

	$(7,284)	$(9,272)	$(8,818)

The provision for income tax expense (benefit) consisted of the following:

	Year ended March 31,
	2006	2005	2004
From continuing operations:
Current:
Domestic	$43	$82	$(24)
Foreign	102	(498)	328

	145	(416)	304
Deferred:
Domestic	—	—	—
Foreign	(1,110)	(1,409)	(500)

	(1,110)	(1,409)	(500)

	$(965)	$(1,825)	$(196)

From discontinued operations:
Current - Foreign	$—	$428	$699

Comprehensive loss:
Deferred - Foreign	$(1,221)	$—	$—

A reconciliation of the provision for income taxes for continuing operations at the statutory rates to the reported income tax provision for continuing operations is as follows:

	Year ended March 31,
	2006	2005	2004
Computed “expected” tax rate	$(7,642)	$(8,793)	$(5,427)
Increase (decrease) in income taxes resulting from:
State taxes, net of credits and federal income tax benefit	(711)	(1,241)	(1,069)
Deemed dividend	2,625	493	680
Benefit of foreign sales/extraterritorial income exclusion	—	(155)	(155)
Foreign taxes	(1,726)	(3,534)	(2,596)
Valuation allowance	6,389	11,359	8,643
Other	100	46	(272)

	$(965)	$(1,825)	$(196)

A summary of deferred tax assets and liabilities is as follows:

	March 31,
	2006	2005
Deferred tax assets:
Allowance for doubtful accounts	$337	$392
Allowance for inventory obsolescence	686	1,114
Reserve for goodwill impairment	5,517	6,630
Deferred revenue	479	1,151
Deferred depreciation	1,121	—
Domestic net operating losses	47,096	40,355
State tax credits	989	1,097
Foreign expenses accelerated for book purposes	3,652	3,414
Foreign net operating losses	5,589	2,015
Other	2,727	2,254

Total deferred tax assets	68,193	58,422
Deferred tax liabilities:
Accelerated depreciation	—	(364)
Foreign expenses accelerated for tax purposes	(1,332)	—
Other	(236)	(303)

Total deferred tax liabilities	(1,568)	(667)

	66,625	57,755

Valuation allowance:
Domestic	(58,716)	(52,327)
Foreign	(4,276)	(1,742)

Total valuation allowance	(62,992)	(54,069)

Net deferred tax assets	$3,633	$3,686

No provision has been made for U.S. income taxes related to undistributed earnings of foreign subsidiaries.

Deferred tax liabilities and deferred tax assets reflect the net tax effects of temporary differences between the carrying amounts assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The valuation allowance has been established due to the uncertainty of future taxable income, which is necessary to realize the benefits of the deferred tax assets. The Company has approximately $130,400 of domestic net operating loss carryforwards, which will expire from 2022 to 2026. Of this carryforward total, $8,700 will result in tax benefits that will not reduce tax expense on current earnings, but rather will increase additional paid-in capital. The Company has approximately $17,200 of foreign net operating loss carryforwards that have an unlimited carryforward period, and foreign net operating loss carryforwards, in relation to discontinued operations, of approximately $20,000 that will expire from 2011 to 2015. The state tax credit carryforwards of $1,552 expire at varying dates through 2017.

Realization of the net operating loss carryforwards and other deferred tax temporary differences are contingent on future taxable earnings. The deferred tax asset was reviewed for expected utilization using a “more likely than not” approach by assessing the available positive and negative evidence surrounding its recoverability. Accordingly, a valuation allowance has been recorded against the Company’s deferred tax asset. The Company will continue to assess and evaluate strategies that will enable the deferred tax asset, or portion thereof, to be utilized, and will reduce the valuation allowance appropriately at such time when it is determined that the “more likely than not” criteria is satisfied. During fiscal 2006 foreign valuation allowances of $240 were established and $1,750 were released to reflect changes in the expected realization of benefits from net operating losses carried forward in their respective tax jurisdictions.

The foreign tax expense in China was decreased $66 ($0.00 per share on a basic and diluted basis) in fiscal 2006, $29 ($0.00 per share on a basic and diluted basis) in fiscal 2005 and $139 ($0.00 per share on a basic and diluted basis) in fiscal 2004 as a result of the benefit of a tax holiday. This holiday ran at 50% relief of the normal 15% income tax rate, or 7.5%, through December 31, 2003. Beginning on January 1, 2004, China began a new tax holiday in the form of a 5% provincial rebate for qualified activity, which is renewable annually. The foreign tax expense in Singapore was decreased by $194 ($0.00 per share on a basic and diluted basis) in fiscal 2005 and $1,040 ($0.02 per share on a basic and diluted basis) in fiscal 2004 as the result of the benefit of a tax holiday. This holiday from the normal 22% income tax rate ended May 31, 2004. During fiscal 2005 and 2004, current tax expense in Mexico, included in discontinued operations, reflects minimum taxes payable in lieu of income tax computed on earnings.

Note 12. Geographic and Concentration of Credit Risk Information

The Company derives its revenue from one reportable segment, electronic manufacturing services. The Company classifies sales geographically based upon country from which the final product is delivered. The following is a summary of net sales and long-lived assets by geographic location:

	Year Ended March 31,
	2006	2005	2004
Net sales:
United States	$358,610	$429,575	$408,290
Americas, other	—	139	322
China	355,174	61,852	87,133
Asia, other	91,304	101,771	72,773
Europe	65,930	66,314	61,312

	$871,018	$659,651	$629,830

Long-lived assets:
United States	$23,899	$35,477	$49,095
Americas, other	—	—	54
China	28,845	31,835	30,987
Asia, other	9,515	10,935	12,373
Europe	4,621	2,075	2,149

	$66,880	$80,322	$94,658

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

Customers that accounted for more that 10% of consolidated net sales are as follows:

	Year Ended March 31,
	2006	2005	2004
Customer A	40.8%	—	—
Customer B	19.7%	24.6%	23.7%
Customer C	—	13.2%	—

As of March 31, 2006 and 2005, receivables from these customers represented 65.0% and 30.6% of total accounts receivable, respectively.

Note 13. Shareholders’ Equity

The Company has authorized 5,000 shares of $0.01 par value preferred stock. There are no shares of preferred stock outstanding.

In August and September 2003, the Company sold 7,475 shares in a public offering from which the Company received net proceeds of $19,981.

The Company has 1,360 shares of common stock available for grant or sale to board members and employees under incentive stock option and purchase plans approved by shareholders. Options are generally granted at prices equal to the fair market value on the dates of grant and vest at one third of grant in each of the following three years. All options are exercisable over a ten-year period.

Following is a summary of stock option activity for the fiscal years ended March 31:

	Year Ended March 31,
	2006		2005		2004
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, beginning of year	3,868	$4.64	3,938	$5.11	3,940	$5.67
Granted	518	1.09	652	2.09	812	2.90
Exercised/forfeited	(1,310)	4.73	(722)	4.88	(814)	5.63

Outstanding, end of year	3,076	4.00	3,868	4.64	3,938	5.11

Exercisable, end of year	2,634	4.49	3,830	4.64	2,465	6.34
Weighted average fair value per share of options granted during the year	$0.57	—	$1.77	—	$2.49	—

At March 31, 2006, the options outstanding have average remaining contractual lives and exercise prices as follows:

Shares	Average Contractual Life	Exercise Price
1,876	7.53 years	$0.00 – 4.99
779	3.53 years	$5.00 – 9.99
406	4.53 years	$10.00 – 14.99
15	5.15 years	$15.00 – 23.31

In March 2005 all future vesting of 1,175 options, which included all options whose exercise price exceeded current quoted market value, was accelerated. The accelerated vesting enabled the Company to avoid recognizing in its statement of operations compensation expense associated with these options in future periods upon the adoption of FASB Statement No. 123(R) “Share-Based Payment” in April 2006.

Note 14. Employee Benefit Plans

Retirement Plans

The Company sponsors various employee retirement savings plans that allow qualified employees to provide for their retirement on a tax-deferred basis. In accordance with the terms of the retirement savings plans, the Company is required to match certain of the participants’ contributions and, at its discretion, may provide employer contributions based on the Company’s performance and other factors. Employer contributions for the years ended March 31, 2006, 2005 and 2004 totaled $1,001, $1,202 and $1,262, respectively.

The Company sponsors a defined benefit retirement plan program at its Netherlands facility. As of March 31, 2006, the fair value of the plan assets and projected benefit obligations were $5,775 and $5,951, respectively. Expenses associated with this plan totaled $238, $234 and $165 for the years ended March 31, 2006, 2005 and 2004, respectively.

Employee Stock Purchase Plan

During 2001, the Company established an employee stock discount purchase plan that provides for the sale of up to 1,500 shares, as amended during 2002 and 2003, of the Company’s stock at discounted purchase prices, subject to certain limitations. The cost per share under this plan is 85 percent of the market value of the Company’s common stock at the date of purchase, as defined. During the year ended March 31, 2004, 98 previously unissued shares of common stock were issued to employees pursuant to this plan. The weighted average fair value of shares sold in 2004, was $2.50. During the year ended March 31, 2006 and 2005 the 253 and 266 required shares, respectively sold at the weighted average price of $1.07 and $1.61 per share, respectively were purchased on the open market resulting in a $56 charge and an $86 charge to additional paid in capital for discount to market and trustee costs, respectively.

Note 15. Supplemental Cash Flow Information

	Year Ended March 31,
	2006	2005	2004
Supplemental disclosures for cash flow information:
Cash (collections) payments for:
Interest	$8,130	$7,038	$6,891
Income taxes	(638)	721	1,492
Supplemental schedule of non-cash investing and financing activities:
Property and equipment acquired through capital lease agreements	411	604	811
Deferred tax liability charged to cumulative translation adjustment	1,221	—	—

Note 16. Cash Requirements

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred a loss from continuing operations of approximately $20,869 for the year ended March 31, 2006, which included $10,462 of restructuring costs. The Company continually evaluates its operations to determine the need for further restructuring in response to market conditions. Although the operating loss for fiscal 2006 was not unexpected, given the prior year losses and the continuing economic pressure on several large customers of the Company in certain industry sectors, the Company’s long-term ability to continue to fund its operations and to grow the business depends on its ability to generate additional cash from operations or obtain additional sources of funds for working capital.

The domestic revolving credit facilities were replaced during fiscal 2004 to provide expanded capacity for funding business growth and to extend arrangements approaching the expiration of their term. Amendments to the facilities agreements have been made which restricted the working capital funding portion of this agreement but provided additional funding with scheduled payments, extended the termination date and changed various operating characteristics of the agreement. These facilities require the maintenance of certain minimum cash flow levels. Compliance by the Company with certain covenants in its credit facility is dependent upon the Company achieving certain revenue and expense targets in its fiscal 2007 operating plan. The Company expects to meet its financial projections for the 2007 fiscal year. The Company also believes that, if necessary, it would be able to secure additional financing from its lenders or sell additional Company equity securities; however, there can be no assurance that such funding can be obtained or that future credit facility violations will be waived.

During fiscal 2006, the Company has obtained significant funding locally for its foreign operations and has obtained commitments for further increases. As such, it has become substantially less reliant on domestic lines of credit for needs outside of domestic operations in recent years.

Management believes that, as a result of the restructuring actions it has taken to reduce cash expenditures, the efforts it continues to make to increase revenues from continuing customers and to generate new customers in various industry sectors and the new agreements it has reached to provide additional borrowing capacity, it will meet the liquidity requirements of its operations and lending agreements.

Note 17. Quarterly Results of Operations (UNAUDITED)

The following table sets forth unaudited quarterly financial information of Pemstar for the quarterly periods in fiscal 2006 and 2005. Historically, we have experienced some seasonal variation in net sales, with net sales, excluding inventory sales, typically being highest in the quarter ended December 31 and lowest in the quarter ended March 31. This seasonal variation reflects the order patterns of our largest customers, who typically order a higher proportion of their annual production in their final fiscal quarter. This seasonal variation has been offset recently by internal growth, acquisitions, general economic conditions, end of life projects and customer disengagements. This information has been derived from our quarterly consolidated financial statements, which are unaudited, but, in the opinion of management, fairly represent our financial performance. This information should be read in conjunction with the consolidated financial statements and the related notes contained elsewhere in this report. The operating results for any previous quarter are not necessarily indicative of results for any future period.

Quarter Ended (In thousands, except per share data)	Mar. 31, 2006	Dec. 31, 2005	Sept. 30, 2005	June 30, 2005	Mar. 31, 2005	Dec. 31, 2004	Sept. 30, 2004	June 30, 2004
Net sales	$196,216	$253,885	$211,074	$209,843	$145,501	$170,955	$157,875	$185,320
Cost of goods sold	181,976	238,630	204,010	204,354	139,119	164,585	144,756	167,781

Gross profit	14,240	15,255	7,064	5,489	6,382	6,370	13,119	17,539

Selling, general and administrative expenses	9,861	11,275	10,480	12,125	14,562	13,847	14,404	13,860
Restructuring	(26)	249	7,893	2,346	47	4,689	220	—
Amortization	12	11	11	11	153	14	26	26

Operating income (loss)	4,393	3,720	(11,320)	(8,993)	(8,380)	(12,180)	(1,531)	3,653

Other expense (income) – net	1,014	(19)	(884)	(64)	31	382	255	(1,406)
Interest expense	2,370	2,769	2,771	1,677	2,166	1,917	2,066	2,013

Income (loss) before income taxes	1,009	970	(13,207)	(10,606)	(10,577)	(14,479)	(3,852)	3,046

Income tax (benefit) expense	(435)	(6)	168	(692)	(914)	(509)	(480)	78

Net income (loss) from continuing operations	1,444	976	(13,375)	(9,914)	(9,663)	(13,970)	(3,372)	2,968
Net income (loss) from discontinued operations	469	36	(83)	(7,706)	(2,650)	(1,948)	(2,659)	(2,443)

Net income (loss)	$1,913	$1,012	$(13,458)	$(17,620)	$(12,313)	$(15,918)	$(6,031)	$525

Basic income (loss) per common share:
Income (loss) from continuing operations	$0.03	$0.02	$(0.30)	$(0.22)	$(0.21)	$(0.31)	$(0.07)	$0.07
Income (loss) from discontinued operations	$0.01	$0.00	$(0.00)	$(0.17)	$(0.06)	$(0.04)	$(0.06)	$(0.06)

Net income (loss)	$0.04	$0.02	$(0.30)	$(0.39)	$(0.27)	$(0.35)	$(0.13)	$0.01

Diluted income (loss) per common share:
Income (loss) from continuing operations	$0.03	$0.02	$(0.30)	$(0.22)	$(0.21)	$(0.31)	$(0.07)	$0.06
Income (loss) from discontinued operations	$0.01	$0.00	$(0.00)	$(0.17)	$(0.06)	$(0.04)	$(0.06)	$(0.05)

Net income (loss)	$0.04	$0.02	$(0.30)	$(0.39)	$(0.27)	$(0.35)	$(0.13)	$0.01

Shares used in computing income (loss) per common share:
Basic	45,217	45,179	45,184	45,195	45,173	45,153	45,150	45,142
Diluted	47,948	47,522	45,184	45,195	45,173	45,153	45,150	48,662

Schedule II—Valuation and Qualifying Accounts

Pemstar Inc.

Col. A	Col. B	Col. C			Col. D		Col. E
	Balance at Beginning of Period	Additions			Deductions Described		Balance at End of Period
(Amounts in thousands) Description		Charged to Costs and Expenses	Charged to Other Accounts— Described
Excludes reserves related to discontinued operations:
YEAR ENDED MARCH 31, 2006
Reserve and allowances deducted from accounts:
Allowance for uncollectible accounts	$2,188	$2,823	$907	(2)	$511	(1)	$5,407
Allowance for deferred tax assets	54,069	8,923	—		—		62,992

YEAR ENDED MARCH 31, 2005
Reserve and allowances deducted from accounts:
Allowance for uncollectible accounts	$3,097	$766	$—		$1,675	(1)	$2,188
Allowance for deferred tax assets	48,712	5,357	—		—		54,069

YEAR ENDED MARCH 31, 2004
Reserve and allowances deducted from accounts:
Allowance for uncollectible accounts	$3,403	$764	$—		$1,070	(1)	$3,097
Allowance for deferred tax assets	39,892	8,820	—		—		48,712

(1)	Write-off of accounts receivable determined to be uncollectible.
(2)	Charges to sales – returns and allowances.