Form 10-Q
period 2006-06-30
PEMSTAR INC
filed 2006-08-11
CIK 924829

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

or

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

Common Stock, $0.01 Par Value — 45,398,955 shares as of July 31, 2006.

Index

Pemstar Inc.

Part I. Financial Information

Pemstar Inc.

Consolidated Balance Sheets

(In thousands, except per share data)

	June 30, 2006	March 31, 2006
	(Unaudited)	(Note A)
Assets
Current assets:
Cash and equivalents	$24,562	$17,903
Accounts receivable, net	125,487	121,107
Recoverable income taxes	278	222
Inventories	64,212	54,544
Unbilled services	5,766	6,214
Deferred income taxes	917	914
Value added tax receivable	20,937	18,799
Prepaid expenses and other	10,819	9,333
Assets related to discontinued operations	436	437

Total current assets	253,414	229,473
Property, plant and equipment, net	59,518	61,073
Goodwill	33,878	33,878
Deferred income taxes	3,982	3,975
Other assets	6,312	5,817
Non-current assets related to discontinued operations	16	16

Total assets	$357,120	$334,232

Liabilities and shareholders’ equity
Current liabilities:
Cash overdraft	$2,788	$4,110
Revolving credit facilities and current maturities of long-term debt	81,372	75,983
Current maturities of capital lease obligations	415	482
Accounts payable	110,080	82,325
Income taxes payable	1,666	1,497
Value added tax payable	14,993	15,626
Accrued expenses and other	22,854	25,589
Liabilities related to discontinued operations	1,346	1,637

Total current liabilities	235,514	207,249
Long-term debt, less current maturities	6,316	11,967
Capital lease obligations, less current maturities	11,557	11,640
Other liabilities and deferred credits	3,196	8,634
Shareholders’ equity:
Common stock, par value $0.01 per share—authorized 150,000 shares, issued and outstanding 45,377 shares at June 30, 2006 and 45,289 shares at March 31, 2006	454	453
Additional paid-in capital	255,321	255,165
Accumulated other comprehensive income	2,096	1,226
Accumulated deficit	(157,334)	(162,102)

	100,537	94,742

Total liabilities and shareholders’ equity	$357,120	$334,232

See notes to consolidated financial statements.

Pemstar Inc.

Consolidated Statements of Operations (Unaudited)

(In thousands, except per share data)

	Three Months Ended June 30,
	2006	2005
Net sales	$212,453	$209,843
Cost of goods sold	198,873	204,354

Gross profit	13,580	5,489
Selling, general and administrative expenses	8,772	12,136
Restructuring and impairment (benefit) charges	(2,477)	2,346

Operating income (loss)	7,285	(8,993)
Other expense (income) – net	303	(64)
Interest expense	2,153	1,677

Income (loss) before income taxes	4,829	(10,606)
Income tax expense (benefit)	208	(692)

Income (loss) from continuing operations	4,621	(9,914)
Income (loss) from discontinued operations	147	(7,706)

Net income (loss)	$4,768	$(17,620)

Basic income (loss) per common share:
Income (loss) from continuing operations	$0.10	$(0.22)
Income (loss) from discontinued operations	0.01	(0.17)

Net income (loss)	$0.11	$(0.39)

Diluted income (loss) per common share:
Income (loss) from continuing operations	$0.10	$(0.22)
Income (loss) from discontinued operations	0.00	(0.17)

Net income (loss)	$0.10	$(0.39)

Shares used in computing net income (loss) per common share:
Basic	45,326	45,195
Diluted	48,582	45,195

See notes to consolidated financial statements.

Pemstar Inc.

Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Three Months Ended June 30,
	2006	2005
Cash flows from operating activities:
Net income (loss) from continuing operations	$4,621	$(9,914)
Adjustments to reconcile net income (loss) from continuing operations to net cash provided by (used in) by operating activities from continuing operations:
Depreciation	3,403	5,131
Amortization	249	279
Deferred revenue	(24)	(29)
Deferred income tax	(10)	(49)
Non-cash restructuring charges	—	1,642
Gain on sale of assets	31	(50)
Other	65	(20)
Change in operating assets and liabilities:
Accounts receivable	(3,847)	(52,720)
Inventories	(9,154)	3,742
Prepaid expenses and other	(3,719)	(1,223)
Accounts payable	27,415	39,238
Accrued expenses and other	(8,854)	(4,738)

Net cash provided by (used in) operating activities from continuing operations	10,176	(18,711)
Net cash (used in) provided by by discontinued operations	(144)	2,107

Net cash provided by (used in) by operating activities	10,032	(16,604)
Cash flows used in investing activities from continuing operations:
Decrease in restricted cash	—	(22,829)
Purchases of property and equipment	(1,722)	(1,187)
Proceeds from sale of property, plant and equipment	32	75

Net cash used in investing activities from continuing operations	(1,690)	(23,941)
Net cash used in investing activities from discontinued operations	1	(387)

Net cash used in investing activities	(1,689)	(24,328)
Cash flows provided by financing activities:
Bank overdrafts	(1,323)	2,609
Principal payments on borrowings	(4,395)	(19,788)
Proceeds from borrowings	3,806	43,322
Other	157	(31)

Net cash (used in) provided by financing activities	(1,755)	26,112
Effect of exchange rate changes on cash	71	(319)

Net increase (decrease) in cash and cash equivalents	6,659	(15,139)
Cash and cash equivalents:
Beginning of period	17,903	25,883

End of period	$24,562	$10,744

See notes to consolidated financial statements.

Pemstar Inc.

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2006

(Dollars and share amounts in thousands, except per share data)

Note A—Basis of Presentation and Accounting Policies

The accompanying unaudited condensed consolidated financial statements of Pemstar Inc. (the Company) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended June 30, 2006, are not necessarily indicative of the results that may be expected for the year ending March 31, 2007.

The balance sheet at March 31, 2006 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

Amounts have been reclassified to conform to discontinued operations presentation.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Pemstar Inc. Annual Report on Form 10-K for the year ended March 31, 2006, filed with the Securities and Exchange Commission.

Discontinued Operations

On June 22, 2005, the Company announced its decision to discontinue its manufacturing operations in its Guadalajara, Mexico facilities, following several years of operating losses in that site. In the quarter ended June 30, 2005, the Company recorded asset write-downs pending disposition of the fixed assets totaling $3,272, as well as charges related to personnel severance costs of $912 and associated other costs of $149. Personnel costs of $821 were paid out in the quarter when operations ceased at June 30, 2005. The closure of this facility is deemed to be a discontinuation of operations and period losses, cashflows and remaining assets and liabilities have been segregated in the respective statements for the current and comparable periods presented herein.

Stock-Based Compensation

On April 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options. SFAS 123(R) supersedes the Company’s previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) for periods beginning in fiscal 2007. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R).

Prior to fiscal 2007, the Company has adopted the pro forma disclosure only requirements of SFAS No. 123, “Accounting for Stock-Based Compensation”, and accordingly, accounted for stock options issued to employees using the intrinsic value method of Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees.” Compensation expense is recorded on the date stock options are granted only if the current fair market value of the underlying stock exceeds the exercise price of the option. Accordingly, no compensation cost has been recognized for grants under these stock option plans since the exercise price equaled the fair market value of the stock on the date of grant. Had compensation cost for stock option grants been based on the grant date fair values of awards (the method described in SFAS No. 123), reported net loss would have been changed to the pro forma amounts reported in Note H.

SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Consolidated Statements of Operations. The Company’s Consolidated Financial Statements for the three months ended June 30, 2006 reflect the impact of SFAS 123(R). The Company’s Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R), in accordance with the modified prospective transition method. Stock-based compensation expense recognized under SFAS 123(R) for the three months ended June 30, 2006 was $40, which consisted of stock-based compensation expense related to employee stock options.

Stock-based compensation expense recognized during the current period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the Company’s Consolidated Statements of Operations for the three months ended June 30, 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of March 31, 2006 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123, and compensation expense for the share-based payment awards granted subsequent to March 31, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). Compensation expense for all share-based payment awards will be recognized using the straight-line approach. As stock-based compensation expense recognized in the Consolidated Statements of Operations for the three months ended June 30, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Upon adoption of SFAS 123(R), the Company selected the Black-Scholes option-pricing model (“Black-Scholes model”) to determine the fair value of share-based awards granted beginning in fiscal 2007, the same model which was previously used for the Company’s pro forma information required under SFAS 123. The Company’s determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of complex and subjective variables. These variables include, but are not limited to, the Company’s expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. Expected volatilities are based on the historical volatility of the Company’s common stock. The Company uses historical data to estimate option exercise and employee terminations. The expected term of the options granted represents the period of time that options are expected to be outstanding, based on historical information. The risk-free interest rate is based on the U.S Treasury zero-coupon issues with remaining terms similar to the expected term of the Company’s equity awards. The Company does not anticipate paying any cash dividends in the foreseeable future and therefore used an expected dividend yield of zero.

On November 10, 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. FAS 123(R)-3 “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards.” This alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (“APIC Pool”) related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC Pool and Consolidated Statements of Cash Flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS 123(R). The Company is still in the process of calculating the APIC Pool and has not yet determined if it will elect to adopt this alternative transition method.

During the three months ended June 30, 2006, employees exercised stock options to acquire 88 shares at an average exercise price of $1.48 per share.

For further information on stock-based compensation, see Note H.

Note B—Inventories

The components of inventories consist of the following:

	June 30, 2006	March 31, 2006
Raw materials	$51,312	$49,166
Work in process	5,625	2,264
Finished goods	7,275	3,114

	$64,212	$54,544

Note C—Comprehensive Loss

Total comprehensive income (loss) was $5,638 and $(19,101) for the three months ended June 30, 2006 and 2005, respectively. Comprehensive income (loss) differs from net loss due to unrecognized foreign currency gains and losses.

Note D—Financing Arrangements

At June 30, 2006, the Company had available borrowing capacity under its domestic revolving credit facilities of $16.1 million in excess of outstanding borrowings under the facility.

On July 3, 2006 the Company secured more favorable terms for its revolving line of credit with its domestic lending institutions. Included in the terms of the agreement were changes in the following key provisions:

•	Increased the Revolving Loan Commitment from $40 million to $45 million and decreases the Tranche B Loan Commitment from $10.5 million to $9 million.

•	Extended the maturity date of the Agreement by one year to October 19, 2010.

•	Reduced the interest rate on the Revolving Loans to prime rate plus a range from 0% to 0.75%, depending on Company liquidity; or to LIBOR plus a range from 2.00% to 2.75%, depending on Company liquidity.

•	Reduced the interest rate on the Tranche B Loans to prime rate plus 4.75% from prime rate plus 6.00%.

•	Increased the monthly payments on the Tranche B Loans to $400,000 per month from $250,000 per month.

Note E—Earnings Per Share Data

	Three Months Ended June 30,
	2006	2005
Basic EPS:
Income (loss) from continuing operations	$4,621	$(9,914)
Income (loss) from discontinued operations	147	(7,706)

Net income (loss)	$4,768	$(17,620)

Average shares outstanding	45,326	45,195

Basic income (loss) per share from continuing operations	$0.10	$(0.22)
Basic income (loss) per share from discontinued operations	0.01	(0.17)

Basic Net income (loss) per share	$0.11	$(0.39)

Diluted EPS:
Income (loss) from continuing operations	$4,621	$(9,914)
Add back interest on convertible debt	192	—

Total income (loss) from continuing operations	4,813	(9,914)
Income (loss) from discontinued operations	147	(7,706)

Net income (loss)	$4,960	$(17,620)

Average shares outstanding	45,326	45,195
Shares issued on conversion of convertible debt	2,193	—
Net effect of dilutive stock options and warrants—based on the treasury stock method	1,063	—

Total diluted shares outstanding	48,582	45,195

Diluted income (loss) per share from continuing operations	$0.10	$(0.22)
Diluted income (loss) per share from discontinued operations	0.00	(0.17)

Diluted Net income (loss) per share	$0.10	$(0.39)

Common stock equivalents and their impact on net loss have been excluded from the diluted per share calculation for the three months ended June 30, 2005, since the Company incurred net losses and the inclusion of common stock equivalents would have had an anti-dilutive impact. Potentially dilutive securities, which have been excluded, consist of i) unexercised stock options and warrants to purchase 5,474 shares of the Company’s Common Stock as of June 30, 2005, and ii) 2,193 shares of the Company’s Common Stock issuable upon conversion of convertible debt as of June 30, 2005.

Note F—Restructuring and Impairment Charges

A rollforward of restructuring provisions from continuing operations is as follows:

	Employee Termination and Severance Costs	Future Lease Costs	Total
Fiscal 2004:
Reserve balance at April 1, 2003	$342	$537	$879
Fiscal 2004 restructuring charges	981	4,608	5,589
Additions to fiscal 2003 restructuring charges	—	1,063	1,063
Cash payments	(1,301)	(2,274)	(3,575)
Foreign currency translation adjustment	53	—	53

Reserve balances at March 31, 2004	75	3,934	4,009
Fiscal 2005:
Fiscal 2005 restructuring charges	917	2,739	3,656
Cash payments	(923)	(2,884)	(3,807)
Foreign currency translation adjustment	(1)	3	2

Reserve balances at March 31, 2005	68	3,792	3,860
Fiscal 2006:
Fiscal 2006 restructuring charges	421	7,981	8,402
Cash payments	(457)	(2,585)	(3,042)
Foreign currency translation adjustment	8	92	100

Reserve balances at March 31, 2006	40	9,280	9,320
Fiscal 2007:
First quarter of fiscal 2007 restructuring charges	190	(2,667)	(2,477)
Cash payments	(40)	(4,827)	(4,867)
Foreign currency translation adjustment	(2)	(2)	(4)

Reserve balances at June 30, 2006	$188	$1,784	$1,972

During fiscal 2003, the Company incurred restructuring costs related to the decision to consolidate separate manufacturing facilities in San Jose, California, into a single facility. Additionally, severance costs were incurred, primarily in The Netherlands and in the United States’ locations, responding to reductions in local business requirements. As of March 31, 2006, there were no further payments expected for these restructuring costs.

During fiscal 2004, the Company recorded charges of $7,876 for restructuring related costs as a result of a Company initiative based upon a strategic review of the Company’s primary products and business aimed at optimizing and aligning its manufacturing capacity with customer demand, while positioning the Company for stronger operating results. The charges consisted of asset write-downs of $1,224 for machinery and equipment; $981 for employee termination and severance costs related to approximately 100 salaried and hourly employees located primarily at three domestic operating sites; and $5,671 for adjustment of expected future lease costs, associated with the closing of one California facility in fiscal 2003 and one additional California facility in fiscal 2004. The fiscal 2004 restructuring actions taken pertain to operations for those businesses and locations experiencing negligible or negative growth due to continued market declines in the Communications and Optical business sectors. Certain machinery and equipment were written down to their estimated fair values as a direct result of the continued decline in the optical business sector, which has resulted in excess capacity and under-utilized machinery and equipment. As of June 30, 2006, accruals of $1,415, including fiscal 2007 adjustments, remain with respect to these future lease costs.

During fiscal 2005, the Company recorded charges of $4,956 for restructuring related costs to further reduce facilities and employee counts to position the Company for stronger operating results. These charges consisted of asset write-downs of $1,300, primarily leasehold improvements; $917 for employee termination and severance costs related to approximately 165 salaried and hourly employees (137 from domestic and 28 from South American sites); and $2,739 for expected losses on lease commitments in our Taunton, Massachusetts, Chaska, Minnesota and secondary Rochester, Minnesota sites. The fiscal 2005 restructuring actions taken pertain to further reducing general excess capacity and create the opportunity to streamline personnel and capital deployed into the remaining sites. As of June 30, 2006, accruals of $351 remain related to these future lease costs.

During fiscal 2006, the Company recorded charges of $10,462 for restructuring related costs to further reduce facilities and employee counts to position the Company for stronger operating results. These charges consisted of asset write-downs of $2,060, primarily leasehold improvements; $421 for employee termination and severance costs related to approximately 161 salaried and hourly domestic employees; and $7,981 of new provisions and adjustments to prior estimates for expected losses on lease commitments in our California and Chaska, Minnesota sites. The fiscal 2006 restructuring actions taken pertain to further reducing general excess capacity and create the opportunity to streamline personnel and capital deployed into the remaining sites. As of June 30, 2006, accruals of $18 remain related to future lease costs.

During the first quarter of fiscal 2007, the Company recorded charges of $190 for employee termination and severance costs related to approximately 38 salaried and hourly foreign employees and benefits of $2,667 related to the settlement agreements terminating its obligations and resolving all claims under leases relating to its inactive facilities in Taunton, Massachusetts, Mountain View, California and San Jose, California.

Discontinued operations include restructuring benefits (costs) of $160, $(5,026), $(249) and $(85) for the first quarter of fiscal 2007 and fiscal 2006, 2005 and 2004 years, respectively.

As of June 30, 2006, approximately $7,239, $3,337 and $2,773 of cash payments had been made against the accrual associated with the fiscal 2004, 2005 and 2006 charges, respectively.

Note G—Liquidity

The domestic revolving credit facilities were replaced during fiscal 2004 to provide expanded capacity for funding business growth and to extend arrangements approaching the expiration of their term. These facilities require the maintenance of certain minimum cash flow levels. On July 3, 2006, the Company amended and restated the fiscal 2004 agreement and subsequent amendments, which extended the maturity dates and reduced the monthly interest rates. Please see details in Note D to the consolidated financial statements (unaudited).

During fiscal 2006, the Company obtained significant funding locally for its foreign operations and has obtained commitments for further increases to suit business requirements. As such, it has become substantially less reliant on domestic lines of credit for needs outside of domestic operations.

The Company’s fiscal 2007 operating plan includes an expectation of maintaining the required cash flow levels. Management believes that, as a result of the restructuring actions it has taken to reduce cash expenditures, the efforts it continues to make to increase revenues from continuing customers and to generate new customers in various industry sectors and the new agreements it has reached to provide additional borrowing capacity, it will meet its fiscal 2007 financial plan and the liquidity requirements of its operations and lending agreements. However, there can be no assurance that the financial plan will be met. The Company also believes that, if necessary, it would be able to secure additional financing from its lenders or sell additional Company equity securities; however, there can be no assurance that such funding can be obtained or that future credit facility violations will be waived.

Note H—Stock Option Plan

The Company maintains the 1994 Stock Option Plan, the 1995 Stock Option Plan, the 1997 Stock Option Plan, the 1999 Amended and Restated Stock Option Plan, and the 2000 Stock Option Plan, the 2002 Stock Option Plan. Options outstanding for the 1994, 1995, 1997, 1999, 2000 and 2002 plans were 15, 12, 169, 1,107, 1,048 and 605, respectively, as of June 30, 2006. A total of 1,383 shares are reserved for future issuance at June 30, 2006. Options are generally granted at prices equal to the fair market value on the dates of grant and vest at one third of grant in each of the following three years. All options are exercisable over a ten year period.

The following table summarizes all option activities from March 31, 2006 through June 30, 2006 (shares in thousands, except per share data):

	June 30, 2006
	Number of Shares	Weighted Average Exercise Price per Share
Options outstanding:
Beginning balance	3,076	$4.00
Granted	58	$2.88
Exercised	(88)	$1.48
Forfeited	(90)	$7.58

Ending balance	2,956	$3.95

Options exercisable at end of period	2,457	$4.48

The weighted-average grant-date fair value of options granted during the three months ended June 30, 2006 was $1.46 and the total intrinsic value of options exercised during the three months ended June 30, 2006 was $84. No options were granted in the three months ended June 30, 2005. The Company issues new shares upon the exercise of options. There was no tax benefit realized from exercised options. The value of the option grants has been calculated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

Three months ended June 30, 2006
Expected average life of option	3.1 years
Risk-free interest rate	5.037%
Expected dividends	—
Expected volatility	72%

The options outstanding and currently exercisable by exercise price at June 30, 2006 were as follows (options in thousands):

	Options Outstanding			Options Exercisable
Exercise Price	Number of Shares Underlying Options	Weighted average remaining contractual life (years)	Weighted average exercise price	Number of Shares Underlying Options	Weighted average exercise price
$ 0.00 – 4.99	1,829	7.46	$1.80	1,330	$1.99
$ 5.00 – 9.99	741	3.24	$5.30	741	$5.30
$10.00 – 14.99	375	4.25	$11.34	375	$11.34
$15.00 – 23.31	11	4.92	$17.77	11	$17.77

	2,956	5.99	$3.95	2,457	$4.48

The aggregate intrinsic value of options in the preceding table was $1.8 million, based on the Company’s closing stock price of $3.31 as of June 30, 2006. The total fair value of options vested during the three moths ended June 30, 2006 and 2005 were $40 and $10, respectively. As of June 30, 2006, total compensation cost related to unvested stock options not yet recognized was $218, which is expected to be recognized over the next 3 years.

Valuation and Expense under SFAS 123(R)

On April 1, 2006, the Company adopted SFAS 123(R), which requires the measurement and recognition of compensation expense for all share-based payment awards made to the Company’s employees and directors, including employee stock options and employee stock purchases related to the Purchase Plan based on estimated fair values. The stock-based compensation expense related to employee stock options under SFAS 123(R) for the three months ended June 30, 2006, which was charged to selling, general and administrative expenses.

The table below reflects net income and diluted net income per share for the three months ended June 30, 2006 compared with the pro forma information for the three months ended June 30, 2005 as follows (in thousands except per-share amounts):

	Three months ended June 30,
	2006	2005
Net loss from continuing operations – as reported for the prior period (1)	N/A	$(9,914)
Stock-based compensation expense (2)	$40	10

Net income (loss) from continuing operations, including the effect of stock-based compensation expense (3)	$4,621	$(9,924)

Income (loss) from continuing operations per share:
Basic and diluted, as reported	N/A	$(0.22)
Basic and diluted, including the effect of stock-based compensation expense	$0.10	$(0.22)

(1)	Net loss and net loss per share from continuing operations prior to April 1, 2006 did not include stock-based compensation expense for employee stock options under SFAS 123 because the company did not adopt the recognition provisions of SFAS 123.
(2)	Stock-based compensation expense prior to April 1, 2006 is calculated based on the pro forma applications of SFAS 123.
(3)	Net income and net income per share from continuing operations prior to April 1, 2006 represents pro forma information based on SFAS 123.

Upon adoption of SFAS 123(R), the Company began estimating the value of employee stock options on the date of grant using the Black-Scholes model. Prior to the adoption of SFAS 123(R), the value of each employee stock option was estimated on the date of grant using the Black-Scholes model for the purpose of the pro forma financial information in accordance with SFAS 123.

As stock-based compensation expense recognized in the Consolidated Statement of Operations for the first quarter of fiscal 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience. In the Company’s pro forma information required under SFAS 123 for the periods prior to April 1, 2006, the Company accounted for forfeitures as they occurred.

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Net sales - Net sales from continuing operations for the first quarter of fiscal 2007 increased 1.2% to $212.5 million from $209.8 million for the comparable three months of the prior fiscal year. These amounts include sales of excess inventory of $1.9 million and $1.7 million, respectively, which are priced at cost and which have no gross margin. The net sales for the first quarter of fiscal 2007 included $56.2 million of revenue resulting from the transition to a full turnkey operation with a wireless handset customer, compared to $59.8 for the first quarter of fiscal 2006. These turnkey sales amounts represent sales value of materials purchased from and sold back to the customer with little or no gross profit allowed. The majority of the increase in net sales for fiscal 2007 compared to 2006 relate to volume increases in our industrial markets.

Gross profit - Gross profit from continuing operations increased $8.1 million in the first quarter of fiscal 2007 to $13.6 million (6.4% of net sales) from $5.5 million (2.6% of net sales) in the same quarter of fiscal 2006. Our gross profit for the first quarter was impacted by increased sales primarily related to volume increases and product mix changes in our semi-conductor capital equipment and computer and data storage markets. These sales increases resulted in higher capacity utilization. These effects combined with capacity underutilization in fiscal 2006 at certain sites, which have been addressed by our restructuring efforts, created the improved gross margins overall.

Selling, general and administrative expenses - Selling, general and administrative expenses were $8.8 million (4.1% of net sales) in the first quarter of fiscal 2007, a decrease of $3.3 million from $12.1 million (5.8% of net sales) for the same quarter of fiscal 2006. The decrease during the three-month period ended June 30, 2006, was primarily the result of lower personnel costs associated with headcount reductions including salaries, benefits, travel and recruiting fees.

Restructuring costs - Restructuring benefits (expense) of $2.5 million were recognized in the first quarter of fiscal 2007 which consisted of $(0.2) million of personnel termination and severance costs, and $2.7 million benefits related to settlement agreements from terminating obligations and resolving all claims under leases relating to our inactive facilities in Taunton, Massachusetts, Mountain View, California and San Jose California. These lease terminations are related to our site closures for which restructuring charges have been taken in the past three fiscal years. Restructuring costs of $2.3 million recognized in the first quarter of fiscal 2006 consisted of $0.4 million of employee termination and severance costs, $1.6 million of asset impairments and $0.3 million for lease termination costs. The first quarter fiscal 2006 charges related to planned reductions in our San Jose facility and closure of our Chaska site in an effort to reduce capacity costs in North America. These charges do not include the $4.3 million of charges included in discontinued operations related to the closure of our Guadalajara, Mexico facilities. Fiscal 2006 charges of $3.3 million included in discontinued operations are noncash, related to asset write-downs. The remaining charges to discontinued operations are severance and cash costs to close the facilities.

Interest expense - Our interest expense for the three months ended June 30, 2006 was $2.2 million compared to $1.7 million for the corresponding period in fiscal 2006. The increase in interest expense was primarily attributable to increased domestic debt levels compared to the prior year levels and increased interest rates and fees related to domestic credit facilities.

Other expense(income)- Other expense (income) net was $0.3 million for the first quarter of fiscal 2007 compared to $(0.1) million for the first quarter of fiscal 2006. The change consists primarily of exchange gains and losses related to currency translations.

Income tax expense(benefit) - Income tax expense was $0.2 million (4.3% effective tax rate) for the first quarter of fiscal 2007, compared to income tax benefit of $(0.7) million (6.5% effective tax benefit rate) for the first quarter of fiscal 2006. The effective rates remain very low, consistent with prior year results, given the current operating loss and the carryforward of prior net operating losses, primarily in the United States, and the inability to recognize the benefit of carryforward losses and the low or zero incentive income tax rates in most profitable foreign operations. The benefits in fiscal 2006 relate to the deferred tax benefits of $0.6 million recorded as our Singapore operations exited the tax free pioneer status period and currently adjusted to the higher expected rate of benefit reversals.

Stock Based Compensation- On April 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004) “Share-Based Payment” (“SFAS 123(R)”) using the modified prospective method of adoption, which does not restate prior year accounting but fully discloses comparable results between the current year adopted method and pro forma prior year as if adopted method. The effects of adopting SFAS 123(R) are not material to the Company’s financial results.

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

As of June 30, 2006, the Company had cash and restricted cash balances of $24.6 million and total bank, revolving facilities, other interest bearing debt and capital lease obligations totaling $99.7 million. Included in revolving facilities, we had approximately $23.7 million outstanding under our domestic revolving credit facility, $34.6 million outstanding in short-term facilities for our China operation, $16.8 million outstanding under our Thailand credit facility, and $3.2 million and $3.5 million outstanding under our Singapore and Netherlands credit facilities, respectively. Each credit facility bears interest on outstanding borrowings at variable interest rates, which as of June 30, 2006 were 8.6% for the domestic revolving credit facility, 4.2% - 5.6% for the China facilities, 5.6% - 6.6% for the Thailand facility, 6.9% for the Singapore facility and 3.8% for the Netherlands facility. These credit facilities are secured by substantially all of our assets.

On July 3, 2006 the Company secured more favorable terms for its revolving line of credit with its domestic lending institutions. Included in the terms of the agreement were changes in the following key provisions:

•	Increased the Revolving Loan Commitment from $40 million to $45 million and decreases the Tranche B Loan Commitment from $10.5 million to $9 million.

•	Extended the maturity date of the Agreement by one year to October 19, 2010.

•	Reduced the interest rate on the Revolving Loans to prime rate plus a range from 0% to 0.75%, depending on Company liquidity; or to LIBOR plus a range from 2.00% to 2.75%, depending on Company liquidity.

•	Reduced the interest rate on the Tranche B Loans to prime rate plus 4.75% from prime rate plus 6.00%.

•	Increased the monthly payments on the Tranche B Loans to $400,000 per month from $250,000 per month.

The domestic revolving credit facility includes a covenant to attain minimum earnings before interest expense, income taxes, depreciation and amortization (EBITDA) for domestic and worldwide operations. As of June 30, 2006 we had $16.1 million of available domestic borrowing capacity and had met the requirements for minimum EBITDA. We are required under certain foreign credit facilities to meet various financial covenants, including minimum location net worth, maximum debt to equity ratios, and minimum location net income, all of which were in compliance with at June 30, 2006.

Net cash provided by (used in) operating activities for the first three months of fiscal 2007 was $10.0 million compared to net cash (used in) of $(16.6) million for the comparable period of the prior fiscal year. Increased net cash from operating activities in fiscal 2007 was attributable primarily to decreased balances in net accounts receivable in China compared to increases in fiscal 2006, both related to turn key operations.

Net cash (used in) investing activities for the three months ended June 30, 2006 was $(1.7) million compared to net cash used of $(24.3) million for the comparable period of the prior fiscal year. This decrease resulted primarily from the $22.8 million cash repaid during fiscal 2007 related to the financing transactions to fix the currency exchange rate for payment of the China turnkey transaction purchases during fiscal 2006.

Net cash (used in) provided by financing activities for the three months ended June 30, 2006 was $(1.8) million compared to $26.1 million for the comparable period of the prior fiscal year. Debt borrowings net of repayments were $.6 million for the first three months of fiscal 2006, compared to $23.5 million for the comparable prior year period. Increased borrowings in the first quarter of fiscal 2006 of $21.0 million were related to the financing transactions to fix the currency exchange rate for payment of the China turnkey transaction purchases.

The Company believes that as a result of (i) the restructuring actions taken to reduce cash expenditures, (ii) the efforts it continues to make to increase revenues from continuing customers and to generate new customers in various industry sectors and (iii) the new agreements that provide additional borrowing capacity, it has sufficient cash flows to meet its capital and operating needs for the near future. However, we may not achieve our operating plan targets. If our operating goals are not met, we may be required to secure additional financing from our lenders or sell additional Company equity securities. Although we believe that we would be able to secure such financing or sell additional securities, there can be no assurance that such funding will be available to us on acceptable terms, if at all, or that future credit facility violations will be waived.

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

Item 3—Quantitative and Qualitative Disclosure about Market Risk

The Company realized unrecognized gains of $870 for the first three months of fiscal 2007, resulting in a net accumulated unrecognized other comprehensive gain of $2,096 as of June 30, 2006. These gains resulted primarily from changes in the exchange rate of the Euro in relationship to the United States dollar applied to our net invested asset currency exposure in The Netherlands ($18,090 at June 30, 2006). Additional credit facilities denominated in local currencies of foreign locations are designed to limit risks.

Item 4—Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2006. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, our disclosure controls and procedures were effective as of June 30, 2006.

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

Changes in Internal Control

There were no changes in our internal control over financial reporting that occurred during the first quarter of fiscal 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1—Legal Proceedings

There have been no material changes in our Legal Proceedings as previously reported.

Item 1A—Risk Factors

There have been no material changes in our Risk Factors as previously reported.

Item 2—Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3—Default on Senior Securities

Not applicable.

Item 4—Submission of Matters to a Vote of Security Holders

None.

Item 5—Other Information

Various loan agreements were entered within the period being reported upon, which did not individually qualify to be reported as material contracts but which in aggregate are material to the Company. These agreements are filed as exhibits 10.1 to 10.7 hereto. Most of these agreements are renewals of previously existing agreements with the same institutions and have similar terms and conditions as the original agreements that were previously filed.

Item 6—Exhibits

(a) Exhibits.

10.1	Shenzhen Development Bank Co., Ltd. agreement for credit facility to Pemstar (Tianjin) Enterprise Company Ltd. dated May 16, 2006.

10.2	Shenzhen Development Bank Co., Ltd. agreement for credit facility to Pemstar (Tianjin) Enterprise Company Ltd. dated May 16, 2006.

10.3	Shenzhen Development Bank Co., Ltd. agreement for credit facility to Pemstar (Tianjin) Enterprise Company Ltd. dated May 22, 2006.

10.4	Shenzhen Development Bank Co., Ltd. agreement for credit facility to Pemstar (Tianjin) Enterprise Company Ltd. dated May 22, 2006.

10.5	Shenzhen Development Bank Co., Ltd. agreement for credit facility to Pemstar (Tianjin) Enterprise Company Ltd. dated June 21, 2006.

10.6	Shenzhen Development Bank Co., Ltd. agreement for credit facility to Pemstar (Tianjin) Enterprise Company Ltd. dated June 26, 2006.

10.7	Shenzhen Development Bank Co., Ltd. agreement for credit facility to Pemstar (Tianjin) Enterprise Company Ltd. dated June 30, 2006.

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a)/15d-14(a) (Section 302 Certification).

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a)/15d-14(a) (Section 302 Certification).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Pemstar Inc.

Date: August 11, 2006	/s/ Allen J. Berning
Allen J. Berning
Chairman and Chief Executive Officer

Date: August 11, 2006	/s/ Gregory S. Lea
Gregory S. Lea
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.
10.1	Shenzhen Development Bank Co., Ltd. agreement for credit facility to Pemstar (Tianjin) Enterprise Company Ltd. dated May 16, 2006.

10.2	Shenzhen Development Bank Co., Ltd. agreement for credit facility to Pemstar (Tianjin) Enterprise Company Ltd. dated May 16, 2006.

10.3	Shenzhen Development Bank Co., Ltd. agreement for credit facility to Pemstar (Tianjin) Enterprise Company Ltd. dated May 22, 2006.

10.4	Shenzhen Development Bank Co., Ltd. agreement for credit facility to Pemstar (Tianjin) Enterprise Company Ltd. dated May 22, 2006.

10.5	Shenzhen Development Bank Co., Ltd. agreement for credit facility to Pemstar (Tianjin) Enterprise Company Ltd. dated June 21, 2006.

10.6	Shenzhen Development Bank Co., Ltd. agreement for credit facility to Pemstar (Tianjin) Enterprise Company Ltd. dated June 26, 2006.

10.7	Shenzhen Development Bank Co., Ltd. agreement for credit facility to Pemstar (Tianjin) Enterprise Company Ltd. dated June 30, 2006.

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a)/15d-14(a) (Section 302 Certification).

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a)/15d-14(a) (Section 302 Certification).

32.1	Certification pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.