Form 10-Q
period 2006-09-30
PEMSTAR INC
filed 2006-11-14
CIK 924829

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

or

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

Common Stock, $0.01 Par Value — 45,481,733 shares as of October 31, 2006.

Index

Pemstar Inc.

Part I. Financial Information

Pemstar Inc.

Consolidated Balance Sheets

(In thousands, except per share data)

	September 30, 2006	March 31, 2006
	(Unaudited)	(Note A)
Assets
Current assets:
Cash and equivalents	$21,165	$17,903
Accounts receivable, net	138,772	121,107
Recoverable income taxes	347	222
Inventories	76,432	54,544
Unbilled services	8,698	6,214
Deferred income taxes	928	914
Value added tax receivable	24,475	18,799
Prepaid expenses and other	12,000	9,333
Assets related to discontinued operations	436	437

Total current assets	283,253	229,473
Property, plant and equipment, net	55,960	61,073
Goodwill	33,878	33,878
Deferred income taxes	3,240	3,975
Other assets	6,701	5,817
Non-current assets related to discontinued operations	16	16

Total assets	$383,048	$334,232

Liabilities and shareholders’ equity
Current liabilities:
Cash overdraft	$3,302	$4,110
Revolving credit facilities and current maturities of long-term debt	88,272	75,983
Current maturities of capital lease obligations	300	482
Accounts payable	120,772	82,325
Income taxes payable	1,841	1,497
Value added tax payable	13,488	15,626
Accrued expenses and other	28,851	25,589
Liabilities related to discontinued operations	1,260	1,637

Total current liabilities	258,086	207,249
Long-term debt, less current maturities	5,954	11,967
Capital lease obligations, less current maturities	11,520	11,640
Other liabilities and deferred credits	3,100	8,634
Shareholders’ equity:
Common stock, par value $0.01 per share—authorized 150,000 shares, issued and outstanding 45,449 shares at September 30, 2006 and 45,289 shares at March 31, 2006	455	453
Additional paid-in capital	255,505	255,165
Accumulated other comprehensive income	2,534	1,226
Accumulated deficit	(154,106)	(162,102)

	104,388	94,742

Total liabilities and shareholders’ equity	$383,048	$334,232

See notes to consolidated financial statements.

Pemstar Inc.

Consolidated Statements of Operations (Unaudited)

(In thousands, except per share data)

	Three Months Ended September 30,		Six Months Ended September 30,
	2006	2005	2006	2005
Net sales	$212,310	$211,074	$424,763	$420,917
Cost of goods sold	195,326	204,010	394,199	408,364

Gross profit	16,984	7,064	30,564	12,553
Selling, general and administrative expenses	10,393	10,491	19,165	22,627
Restructuring and impairment charges	11	7,893	(2,466)	10,239

Operating income (loss)	6,580	(11,320)	13,865	(20,313)
Other expense (income) – net	357	(884)	659	(948)
Interest expense	2,025	2,771	4,179	4,448

Income (loss) before income taxes	4,198	(13,207)	9,027	(23,813)
Income tax expense (benefit)	1,004	168	1,212	(524)

Income (loss) from continuing operations	3,194	(13,375)	7,815	(23,289)
Income (loss) from discontinued operations	33	(83)	181	(7,789)

Net income (loss)	$3,227	$(13,458)	$7,996	$(31,078)

Basic income (loss) per common share:
Income (loss) from continuing operations	$0.07	$(0.30)	$0.18	$(0.52)
Income (loss) from discontinued operations	0.00	(0.00)	0.00	(0.17)

Net income (loss)	$0.07	$(0.30)	$0.18	$(0.69)

Diluted income (loss) per common share:
Income (loss) from continuing operations	$0.07	$(0.30)	$0.17	$(0.52)
Income (loss) from discontinued operations	0.00	(0.00)	0.00	(0.17)

Net income (loss)	$0.07	$(0.30)	$0.17	$(0.69)

Shares used in computing net income (loss) per common share:
Basic	45,328	45,184	45,371	45,199
Diluted	49,257	45,184	49,018	45,199

See notes to consolidated financial statements.

Pemstar Inc.

Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Six Months Ended September 30,
	2006	2005
Cash flows from operating activities:
Net income (loss) from continuing operations	$7,815	$(23,289)
Adjustments to reconcile net income (loss) from continuing operations to net cash provided by (used in) by operating activities from continuing operations:
Depreciation	6,533	9,240
Amortization	543	554
Deferred revenue	(49)	(197)
Deferred income tax	747	119
Non-cash restructuring charges	—	2,309
Loss (gain) on sale of assets	472	(109)
Other	(28)	(13)
Change in operating assets and liabilities:
Accounts receivable	(16,453)	(36,846)
Inventories	(21,095)	(465)
Prepaid expenses and other	(11,493)	3,433
Accounts payable	37,544	30,235
Accrued expenses and other	(4,476)	9,029

Net cash provided by (used in) operating activities from continuing operations	60	(6,000)
Net cash (used in) provided by discontinued operations	(197)	1,834

Net cash (used in) provided by operating activities	(137)	(4,166)
Cash flows used in investing activities from continuing operations:
Increase in restricted cash	(60)	(22,829)
Purchases of property and equipment	(3,721)	(1,942)
Proceeds from sale of property, plant and equipment	2,353	1,353

Net cash used in investing activities from continuing operations	(1,428)	(23,418)
Net cash provided by investing activities from discontinued operations	1	105

Net cash used in investing activities	(1,427)	(23,313)
Cash flows provided by financing activities:
Bank overdrafts	(810)	2,977
Principal payments on borrowings	(5,744)	(27,782)
Proceeds from borrowings	11,075	45,498
Other	204	(292)

Net cash provided by financing activities	4,725	20,401
Effect of exchange rate changes on cash	101	(379)

Net increase (decrease) in cash and cash equivalents	3,262	(7,457)
Cash and cash equivalents:
Beginning of period	17,903	25,883

End of period	$21,165	$18,426

See notes to consolidated financial statements.

Pemstar Inc.

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2006

(Dollars and share amounts in thousands, except per share data)

Note A—Basis of Presentation and Accounting Policies

The accompanying unaudited condensed consolidated financial statements of Pemstar Inc. (the Company) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended September 30, 2006, are not necessarily indicative of the results that may be expected for the year ending March 31, 2007.

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

Discontinued Operations

On June 22, 2005, the Company announced its decision to discontinue its manufacturing operations in its Guadalajara, Mexico facilities, following several years of operating losses in that site. In the six months ended September 30, 2005, the Company recorded asset write-downs pending disposition of the fixed assets totaling $3,282, as well as charges related to personnel severance costs of $916, expected losses on lease commitments of $420 and associated other costs of $408. $821 of the personnel severance costs were paid out in the quarter when operations ceased at June 30, 2005. The closure of this facility is deemed to be a discontinuation of operations and operating results, cash flows and remaining assets and liabilities have been segregated in the respective statements for the current and comparable periods presented herein.

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

Prior to fiscal 2007, the Company has adopted the pro forma disclosure only requirements of SFAS No. 123, “Accounting for Stock-Based Compensation”, and accordingly, accounted for stock options issued to employees using the intrinsic value method of Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees.” Compensation expense is recorded on the date stock options are granted only if the current fair market value of the underlying stock exceeds the exercise price of the option. Accordingly, no compensation cost has been recognized for grants under these stock option plans since the exercise price equaled the fair market value of the stock on the date of grant. Had compensation cost for stock option grants been based on the grant date fair values of awards (the method described in SFAS No. 123), reported net loss would have been changed to the pro forma amounts reported in Note I.

SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Consolidated Statements of Operations. The Company’s Consolidated Financial Statements for the three and six months ended September 30, 2006 reflect the impact of SFAS 123(R). The Company’s Consolidated Financial Statements for prior year periods have not been restated to reflect, and do not include, the impact of SFAS 123(R), in accordance with the modified prospective transition method. Stock-based compensation expense recognized under SFAS 123(R) for the three and six months ended September 30, 2006 was $52 and $92, respectively, which consisted of stock-based compensation expense related to employee stock options.

Stock-based compensation expense recognized during the current period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the Company’s Consolidated Statements of Operations for the three and six months ended September 30, 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of March 31, 2006 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123, and compensation expense for the share-based payment awards granted subsequent to March 31, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). Compensation expense for all share-based payment awards will be recognized using the straight-line approach. As stock-based compensation expense recognized in the Consolidated Statements of Operations for the three and six months ended September 30, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

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

During the three and six months ended September 30, 2006, employees exercised stock options to acquire 73 and 193 shares at average exercise prices of $1.96 and $1.70 per share, respectively.

For further information on stock-based compensation, see Note I.

Note B—Inventories

The components of inventories consist of the following:

	September 30, 2006	March 31, 2006
Raw materials	$64,564	$49,166
Work in process	6,987	2,264
Finished goods	4,881	3,114

	$76,432	$54,544

Note C—Comprehensive Income

Total comprehensive income (loss) was $3,665 and $(13,210) for the three months ended September 30, 2006 and 2005, respectively, and $9,304 and $(32,311) for the six months ended September 30, 2006 and 2005, respectively. Comprehensive income (loss) differs from net income (loss) due to foreign currency translation gains and losses.

Note D—Financing Arrangements

At September 30, 2006, the Company had available borrowing capacity under its domestic revolving credit facilities of $17.3 million in excess of outstanding borrowings under the facility.

On July 3, 2006 the Company secured more favorable terms for its revolving line of credit with its domestic lending institutions. Included in the terms of the agreement were changes in the following key provisions:

•	Increased the Revolving Loan Commitment from $40 million to $45 million and decreased the Tranche B Loan Commitment from $10.5 million to $9 million.

•	Extended the maturity date of the Agreement by one year to October 19, 2010.

•	Reduced the interest rate on the Revolving Loans to prime rate plus a range from 0% to 0.75%, depending on Company liquidity; or to LIBOR plus a range from 2.00% to 2.75%, depending on Company liquidity.

•	Reduced the interest rate on the Tranche B Loans to prime rate plus 4.75% from prime rate plus 6.00%.

•	Increased the monthly payments on the Tranche B Loans to $400,000 per month from $250,000 per month.

Note E—Derivative Instruments – Foreign Currency Exchange Contracts

The Company enters into forward currency exchange contracts that are recorded at fair value, with related fair value gains or losses recorded in (loss) income within the caption Other (Income) Expense - Net. Generally, these contracts have maturities of six months or less. These contracts are entered into to offset the gains or losses on foreign currency denominated assets and liabilities. The Company does not enter into forward exchange contracts for trading purposes and the contracts are not designated as hedges. At September 30, 2005, the Company’s subsidiary in China had open forward exchange contracts to exchange RMB for US dollars maturing December, 2005 with a notional amounts of $21,322. There were no forward exchange contracts at September 30, 2006.

Note F—Earnings Per Share Data

	Three Months Ended September 30,		Six Months Ended September 30,
	2006	2005	2006	2005
Basic EPS:
Income (loss) from continuing operations	$3,194	$(13,375)	$7,815	$(23,289)
Income (loss) from discontinued operations	33	(83)	181	(7,789)

Net income (loss)	$3,227	$(13,458)	$7,996	$(31,078)

Average shares outstanding	45,328	45,184	45,371	45,199
Basic income (loss) per share from continuing operations	$0.07	$(0.30)	$0.18	$(0.52)
Basic income (loss) per share from discontinued operations	0.00	(0.00)	0.00	(0.17)

Basic net income (loss) per share	$0.07	$(0.30)	$0.18	$(0.69)

Diluted EPS
Income (loss) from continuing operations	$3,194	$(13,375)	$7,815	$(23,289)
Add back interest on convertible debt	195	—	386	—

Total income (loss) from continuing operations	3,389	(13,375)	8,201	(23,289)
Income (loss) from discontinued operations	33	(83)	181	(7,789)

Net income (loss)	$3,422	$(13,458)	$8,382	$(31,078)

Average shares outstanding	45,328	45,184	45,371	45,199
Shares issued on conversion of convertible debt	2,193	—	2,193	—
Net effect of dilutive stock options and warrants—based on the treasury stock method	1,736	—	1,454	—

Total diluted shares outstanding	49,257	45,184	49,018	45,199

Diluted income (loss) per shared from continuing operations	$0.07	$(0.30)	$0.17	$(0.52)
Diluted income (loss) per share from discontinued operations	0.00	(0.00)	0.00	(0.17)

Diluted net income (loss) per share	$0.07	$(0.30)	$0.17	$(0.69)

Common stock equivalents and their impact on net loss have been excluded from the diluted per share calculation for the three and six months ended September 30, 2005, since the Company incurred net losses and the inclusion of common stock equivalents would have had an anti-dilutive impact.

Potentially dilutive securities, which have been excluded, consist of i) unexercised stock options and warrants to purchase 5,719 shares of the Company’s Common Stock as of September 30, 2005, and ii) 2,193 shares of the Company’s Common Stock issuable upon conversion of convertible debt as of September 30, 2005.

Note G—Restructuring and Impairment Charges

A roll forward of restructuring provisions from continuing operations is as follows:

	Employee Termination and Severance Costs	Future Lease Costs	Total
Fiscal 2004:
Reserve balance at April 1, 2003	$342	$537	$879
Fiscal 2004 restructuring charges	981	4,608	5,589
Additions to fiscal 2003 restructuring charges	—	1,063	1,063
Cash payments	(1,301)	(2,274)	(3,575)
Foreign currency translation adjustment	53	—	53

Reserve balances at March 31, 2004	75	3,934	4,009
Fiscal 2005:
Fiscal 2005 restructuring charges	917	2,739	3,656
Cash payments	(923)	(2,884)	(3,807)
Foreign currency translation adjustment	(1)	3	2

Reserve balances at March 31, 2005	68	3,792	3,860
Fiscal 2006:
Fiscal 2006 restructuring charges	421	7,981	8,402
Cash payments	(457)	(2,585)	(3,042)
Foreign currency translation adjustment	8	92	100

Reserve balances at March 31, 2006	40	9,280	9,320
Fiscal 2007:
First half of fiscal 2007 restructuring charges	190	(2,667)	(2,477)
Cash payments	(168)	(5,406)	(5,574)
Foreign currency translation adjustment	1	0	1

Reserve balances at September 30, 2006	$63	$1,207	$1,270

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

During fiscal 2004, the Company recorded charges of $7,876 for restructuring related costs as a result of a Company initiative based upon a strategic review of the Company’s primary products and business aimed at optimizing and aligning its manufacturing capacity with customer demand, while positioning the Company for stronger operating results. The charges consisted of asset write-downs of $1,224 for machinery and equipment; $981 for employee termination and severance costs related to approximately 100 salaried and hourly employees located primarily at three domestic operating sites; and $5,671 for adjustment of expected future lease costs, associated with the closing of one California facility in fiscal 2003 and one additional California facility in fiscal 2004. The fiscal 2004 restructuring actions taken pertain to operations for those businesses and locations experiencing negligible or negative growth due to continued market declines in the Communications and Optical business sectors. Certain machinery and equipment were written down to their estimated fair values as a direct result of the continued decline in the optical business sector, which has resulted in excess capacity and under-utilized machinery and equipment. As of September 30, 2006, accruals of $1,025, including fiscal 2007 adjustments, remain with respect to these future lease costs.

During fiscal 2005, the Company recorded charges of $4,956 for restructuring related costs to further reduce facilities and employee counts to position the Company for stronger operating results. These charges consisted of asset write-downs of $1,300, primarily leasehold improvements; $917 for employee termination and severance costs related to approximately 165 salaried and hourly employees (137 from domestic and 28 from South American sites); and $2,739 for expected losses on lease commitments in our Taunton, Massachusetts, Chaska, Minnesota and secondary Rochester, Minnesota sites. The fiscal 2005 restructuring actions taken pertain to further reducing general excess capacity and create the opportunity to streamline personnel and capital deployed into the remaining sites. As of September 30, 2006, accruals of $171 remain related to these future lease costs.

During fiscal 2006, the Company recorded charges of $10,462 for restructuring related costs to further reduce facilities and employee counts to position the Company for stronger operating results. These charges consisted of asset write-downs of $2,060, primarily leasehold improvements; $421 for employee termination and severance costs related to approximately 161 salaried and hourly domestic employees; and $7,981 of new provisions and adjustments to prior estimates for expected losses on lease commitments in our California and Chaska, Minnesota sites. The fiscal 2006 restructuring actions taken pertain to further reducing general excess capacity and create the opportunity to streamline personnel and capital deployed into the remaining sites. As of September 30, 2006, accruals of $11 remain related to future lease costs.

During the first half of fiscal 2007, the Company recorded charges of $190 for employee termination and severance costs related to approximately 38 salaried and hourly foreign employees and benefits of $2,667 related to the settlement agreements terminating its obligations and resolving all claims under leases relating to its inactive facilities in Taunton, Massachusetts, Mountain View, California and San Jose, California. As of September 30, 2006, accruals of $63 remain related to fiscal 2007 employee termination and severance costs.

Discontinued operations include restructuring benefits (costs) of $147, $(5,026), $(249) and $(85) for the first half of fiscal 2007 and fiscal years 2006, 2005 and 2004, respectively.

As of September 30, 2006, approximately $7,629, $3,519, $2,780 and $128 of cash payments had been made against the accrual associated with the fiscal 2004, 2005, 2006 and 2007 charges, respectively.

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

Note I—Stock Option Plan

The Company maintains the 1994 Stock Option Plan, the 1995 Stock Option Plan, the 1997 Stock Option Plan, the 1999 Amended and Restated Stock Option Plan, and the 2000 Stock Option Plan, the 2002 Stock Option Plan. Options outstanding for the 1994, 1995, 1997, 1999, 2000 and 2002 plans were 15, 12, 157, 1,165, 1,012 and 565, respectively, as of September 30, 2006. A total of 1,328 shares are reserved for future issuance at September 30, 2006. Options are generally granted at prices equal to the fair market value on the dates of grant and vest at one third of grant in each of the following three years. All options are exercisable over a ten year period.

The following table summarizes all option activities from March 31, 2006 through September 30, 2006 (shares in thousands, except per share data):

	September 30, 2006
	Number of Shares	Weighted Average Exercise Price per Share
Options outstanding:
Beginning balance	3,076	$4.00
Granted	128	$3.33
Exercised	(161)	$1.70
Forfeited	(117)	$7.27

Ending balance	2,926	$3.97

Options exercisable at end of period	2,471	$4.38

The weighted-average grant-date fair value of options granted during the three and six months ended September 30, 2006 was $1.85 and $1.68, respectively, and the total intrinsic value of options exercised during the three and six months ended September 30, and 2006 was $129 and $214, respectively. The Company issues new shares upon the exercise of options. There was no tax benefit realized from exercised options. The value of the option grants has been calculated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Three months ended September 30, 2006	Six months ended September 30, 2006
Expected average life of option	3.2 years	3.2 years
Risk-free interest rate	4.73%	4.87%
Expected dividends	—	—
Expected volatility	69%	70%

The options outstanding and currently exercisable by exercise price at September 30, 2006 were as follows (options in thousands):

	Options Outstanding			Options Exercisable
Exercise Price	Number of Shares Underlying Options	Weighted average remaining contractual life (years)	Weighted average exercise price	Number of Shares Underlying Options	Weighted average exercise price
$ 0.00 – 4.99	1,825	7.34	$ 1.87	1,370	$1.91
$ 5.00 – 9.99	722	3.00	$ 5.31	722	$5.31
$10.00 – 14.99	369	4.01	$ 11.35	369	$11.35
$15.00 – 23.31	10	4.67	$ 17.77	10	$17.77

	2,926	5.84	$ 3.97	2,471	$4.38

The aggregate intrinsic value of options in the preceding table was $2.4 million, based on the Company’s closing stock price of $3.66 as of September 30, 2006. The total fair value of options vested during the three and six months ended September 30, 2006 and 2005 were $52 and $92, for 2006 respectively and $20 and $31, for 2005 respectively. As of September 30, 2006, total compensation cost related to unvested stock options not yet recognized was $283, which is expected to be recognized over the next 3 years.

Valuation and Expense under SFAS 123(R)

On April 1, 2006, the Company adopted SFAS 123(R), which requires the measurement and recognition of compensation expense for all share-based payment awards made to the Company’s employees and directors, including employee stock options and employee stock purchases related to the Purchase Plan based on estimated fair values. The stock-based compensation expense related to employee stock options under SFAS 123(R) for the three and six months ended September 30, 2006, was charged to selling, general and administrative expenses.

The table below reflects net income and diluted net income per share for the three and six months ended September 30, 2006 compared with the pro forma information for the three and six months ended September 30, 2005 as follows (in thousands except per-share amounts):

	Three months ended September 30,		Six months ended September 30,
	2006	2005	2006	2005
Net loss from continuing operations – as reported for the prior period (1)	N/A	$(13,375)	N/A	$(23,289)
Stock-based compensation expense (2)	$52	20	$92	31

Net income (loss) from continuing operations, including the effect of stock-based compensation expense (3)	$3,194	$(13,395)	$7,815	$(23,320)

Income (loss) from continuing operations per share:
Basic, as reported	N/A	$(0.30)	N/A	$(0.52)
Basic, including the effect of stock-based compensation expense	$0.07	$(0.30)	$0.18	$(0.52)

Diluted, as reported	N/A	$(0.30)	N/A	$(0.52)
Diluted, including the effect of stock-based compensation expense	$0.07	$(0.30)	$0.17	$(0.52)

(1)	Net loss and net loss per share from continuing operations prior to April 1, 2006 did not include stock-based compensation expense for employee stock options under SFAS 123 because the company did not adopt the recognition provisions of SFAS 123.
(2)	Stock-based compensation expense prior to April 1, 2006 is calculated based on the pro forma applications of SFAS 123.
(3)	Net income and net income per share from continuing operations prior to April 1, 2006 represents pro forma information based on SFAS 123.

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

Note J—Subsequent Events

On October 16, 2006, the Company entered an agreement, subject to shareholder approval, with Benchmark Electronics, Inc. (“Benchmark”) and Autobahn Acquisition Corp. in which shareholders of Pemstar Inc. will receive 0.160 shares of Benchmark common shares for each held Pemstar Inc. share. Subsequent to the assumed successful completion of the merger in early calendar 2007, present Pemstar Inc. shareholders are expected to own approximately 11% of the outstanding Benchmark common shares and Pemstar Inc. will cease to be a separate publicly owned company.

On November 9, 2006, the Company committed to a plan to exit the operations of its Tianjin, China facility over the next several quarters, as the conclusion of its previously announced review of its strategic options for this location. It is expected that this will result in restructuring charges in the third and fourth fiscal quarters in a range from $8 to 10 million, with estimated amounts to be refined and recorded in those periods.

This decision will result in a discontinuance of that operation and future reported statements of operations, balance sheets and statements of cash flows will be reported with Tianjin, China related amounts reclassified as discontinued operations.

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Net sales - Net sales from continuing operations for the second quarter of fiscal 2007 increased 0.6% to $212.3 million from $211.1 million for the comparable three months of the prior fiscal year. These amounts include sales of excess inventory of $1.4 million and $3.8 million, respectively, priced at cost of those materials and which therefore, serve to reduce the gross margin. The second quarters of fiscal 2007 and 2006 included $52.5 million and $65 million, respectively, of revenue resulting from the full turnkey operation with a wireless handset customer. Excluding the affects of the turnkey revenue, for the second quarter of fiscal 2007 compared to the same quarter of the prior fiscal year, industrial sales increased $12.4 million, medical sales were up $1.9 million, communications sales increased $.1 million and were offset by $.6 million decrease in computing and data storage sales. Industrial sales increases were with existing customers. Net sales for the six months ended September 30, 2006 increased 0.9% to $424.8 million compared to $420.9 million for the same period last year. These totals include sales of excess inventory of $3.3 million and $5.5 million for first half of fiscal 2007 and fiscal 2006, respectively. The majority of the six-month sales growth was due to growth in the industrial market of $29.0 million, offset by lower incremental turnkey revenue of $16.2 million, for the comparable six-month period. The Company’s five largest customers in the second quarter and first half of fiscal 2007 accounted for approximately 78.3% and 78.5% of revenues, respectively. Customers comprising greater than 10% of net sales in the second quarter of fiscal 2007 included Motorola at 31.5% of net sales, IBM at 21.8% of net sales, and Applied Materials at 14.7% of net sales.

Gross profit - Gross profit from continuing operations increased $9.9 million in the second quarter of fiscal 2007 to $17.0 million (8.0% of net sales) from $7.1 million (3.3% of net sales) in the same quarter of fiscal 2006. Gross profit increased $18.0 million during the first six months of fiscal 2007 to $30.6 million (7.2% of sales) from $12.5 million (3.0% of sales) in the same period of fiscal 2006. The higher gross profit for the first three months and first six months of fiscal 2007 resulted from increased sales in our industrial business and improved operating efficiencies.

Selling, general and administrative expenses - Selling, general and administrative expenses were $10.4 million (4.9% of net sales) in the second quarter of fiscal 2007, a decrease of $0.1 million from $10.5 million (5.0% of net sales) for the same quarter of fiscal 2006. Selling, general and administrative expenses were $19.2 million (4.5% of sales) during the first six months of fiscal 2007, a decrease of $3.4 million from $22.6 million (5.4% of sales) for the same period of fiscal 2006. The decrease during the three and six-month period ended September 30, 2006, was the result of site restructurings, realignment of our sales force on key customers and corporate savings from our restructuring activities. We incurred bad debt expense of $1.7 million for the first half of fiscal 2007 primarily as a result of a customer bankruptcy and customers experiencing financial difficulty, which compares to $0.9 million of bad debt expense during the first half of fiscal 2006.

Restructuring costs Restructuring benefits (expense) of $2.5 million were recognized in the first half of fiscal 2007 which consisted of $(0.2) million of personnel termination and severance costs, and $2.7 million benefits related to settlement agreements from terminating our obligations and resolving all claims under leases relating to our inactive facilities in Taunton, Massachusetts, Mountain View, California and San Jose California. These lease termination settlement benefits are related to site closures for which restructuring charges have been taken in the past three fiscal years. Restructuring costs of $10.2 million recognized in the first half of fiscal 2006 consisted of $0.4 million of employee termination and severance costs, $2.3 million of asset impairments and $7.5 million for lease termination costs. The first half fiscal 2006 charges related to planned reductions in our San Jose facility and closure of our Chaska site in an effort to reduce capacity costs in North America. These charges do not include the $5.0 million of charges included in discontinued operations of that period related to the closure of our Guadalajara, Mexico facilities. Fiscal 2006 charges of $3.3 million included in discontinued operations are non-cash, related to asset write-downs. The remaining charges included in discontinued operations are severance and cash costs to close the facilities.

Interest expense - Our interest expense for the three and six months ended September 30, 2006 was $2.0 and $4.2 million compared to $2.8 and $4.4 million for the corresponding periods in fiscal 2006.

Other expense (income) - Other expense (income) net was $0.4 million expense for the second quarter of fiscal 2007 compared to ($0.9) million income for the second quarter of fiscal 2006. The change consists primarily of currency exchange gains in certain international operations in fiscal 2006. Other expense (income) net was $0.7 million expense, compared to ($0.9) million income for the six months ended September 30, 2006 and September 30, 2005 respectively.

Income tax expense(benefit) - Income tax expense was $1.0 million (23.9% effective tax rate) for the second quarter of fiscal 2007, compared to income tax expense of $0.2 million (1.3% effective tax rate) for the second quarter of fiscal 2006, resulting primarily from deferred tax charges in the three months ended September 30, 2006, related to the sales and transfers of surplus equipment from our Tianjin facility. For the first half of fiscal 2007, the income tax expense was $1.2 million (13.4% effective tax benefit rate) compared to income tax benefit of $0.5 million (2.2% effective tax rate) for the first half of fiscal 2006. The benefits in fiscal 2006 relate primarily to the recording of deferred tax benefits of $0.4 million recorded as our Singapore operations exited the tax free pioneer status period.

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

As of September 30, 2006, the Company had cash and restricted cash balances of $21.2 million and bank, revolving facilities, other interest bearing debt and capital lease obligations totaling $106.0 million. Included in revolving facilities, we had approximately $29.7 million outstanding under our domestic revolving credit facility, $35.5 million outstanding in short-term facilities for our China operation, $16.8 million outstanding under our Thailand credit facility, and $2.9 million and $3.6 million outstanding under our Singapore and Netherlands credit facilities, respectively. Each credit facility bears interest on outstanding borrowings at variable interest rates, which as of September 30, 2006 were 7.7% for the domestic revolving credit facility, 4.2% - 5.2% for the China facilities, 5.9% - 6.6% for the Thailand facility, 6.9% for the Singapore facility and 4.2% for the Netherlands facility. These credit facilities are secured by substantially all of our assets.

The domestic revolving credit facility includes a covenant to attain minimum earnings before interest expense, income taxes, depreciation and amortization (EBITDA) for domestic and worldwide operations. As of September 30, 2006 we had $17.3 million of available domestic borrowing capacity and had met the requirements for minimum EBITDA. We are required under certain foreign credit facilities to meet various financial covenants, including minimum location net worth, maximum debt to equity ratios, and minimum location net income, all of which we were in compliance with as of September 30, 2006.

Net cash used in operating activities for the first six months of fiscal 2007 was $0.1 million compared to net cash used of $4.2 million for the comparable period of the prior fiscal year. Decreased net cash from operating activities in fiscal 2006 was attributable primarily to period losses (fiscal profit is $28.4 million higher than prior year losses) and increased balances in required net working capital, primarily in China related to the change to turn key operations.

Net cash used in investing activities for the six months ended September 30, 2006 was $1.4 million compared to net cash used of $23.3 million for the comparable period of the prior fiscal year. The fiscal 2006 use resulted primarily from the $23.4 million for the financing transactions to fix the currency exchange rate for payment of the China turnkey transaction purchases offset by reductions in capital expenditures.

Net cash provided by financing activities for the six months ended September 30, 2006 was $4.7 million compared to $20.4 million for the comparable period of the prior fiscal year. Debt borrowings net of repayments were $5.3 million for the first six months of fiscal 2007, compared to $17.7 million for the comparable prior year period. Increased borrowings of $21.6 million in the first half of fiscal 2006 were related to the financing transactions to fix the currency exchange rate for payment of the China turnkey transaction purchases. This left the majority of the net change due to changes in cash overdraft positions during the comparative periods.

Our ability to maintain sufficient liquidity depends, in part, on our achieving anticipated revenue targets and intended expense reductions from our restructuring activities. We believe that as a result of: i) the restructuring actions taken in fiscal 2005 and further actions completed in fiscal 2006 to reduce cash expenditures, ii) the efforts we continue to make to increase revenues from continuing customers, as well as efforts to generate new customers in various industry sectors while disengaging with unprofitable customers in others, and iii) our revolving credit facility, which now provides for additional borrowing capacity, we have sufficient cash flow to meet our needs for the remainder of fiscal 2007. We may not achieve these targets or realize the intended expense reductions. If our operating goals are not met, we may be required to secure additional waivers of any resulting covenant violations under existing lending facilities, secure additional financing from lenders or sell additional securities.

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

Contractual Obligations

As a result of the settlement agreements terminating obligations and resolving all claims under leases relating to our inactive facilities in Taunton, Massachusetts, Mountain View, California and San Jose California , the Company’s future minimum payments under operating leases as of March 31, 2006 are as follows:

(In thousands)	As Previously Disclosed	As Adjusted for Settlements
Year Ending March 31,
2007	$6,596	$3,758
2008	4,982	2,020
2009	4,383	1,289
2010	3,861	1,010
2011	1,968	972
Thereafter	1,624	1,624

Total minimum lease payments	$23,414	$10,673

Item 3—Quantitative and Qualitative Disclosure about Market Risk

The Company realized translation gains of $1,308 for the first six months of fiscal 2007, resulting in a net accumulated unrecognized other comprehensive gain of $2,534 as of September 30, 2006. These gains resulted primarily from changes in the exchange rate of the Euro in relationship to the United States dollar applied to our net invested asset currency exposure in The Netherlands ($18,806 at September 30, 2006). Additional credit facilities denominated in local currencies of foreign locations are designed to limit risks.

Item 4—Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2006. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, our disclosure controls and procedures were effective as of September 30, 2006.

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

Changes in Internal Control

There were no changes in our internal control over financial reporting that occurred during the second quarter of fiscal 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1—Legal Proceedings

There have been no material changes in our Legal Proceedings as previously reported.

Item 1A—Risk Factors

There have been no material changes in our Risk Factors as previously reported, except as follows:

Recent announcement regarding our anticipated merger could cause a decline in the sales of our products, as well as cause the results of our operations to suffer. Or business and stock price may also suffer prior to completion of, or if we do not complete, a proposed transaction.

On October 16, 2006, we entered into an Agreement and Plan of Merger with Benchmark Electronics, Inc., and a wholly owned subsidiary of Benchmark Electronics, Inc., providing for the merger of that subsidiary with and into our company. Following consummation of the merger, we would be a wholly owned subsidiary of Benchmark Electronics, Inc. Under the terms of the merger agreement, holders of Pemstar common stock will receive, for each share of common stock they own, 0.160 of a share of Benchmark Electronics, Inc. common stock and cash for fractional shares. As soon as practicable following the completion of the offer, the Benchmark Electronics, Inc. subsidiary has agreed to effect the merger described above. The consummation of each of the tender offer and the merger is subject to certain customary conditions, including regulatory approval. We expect the transactions to close in the fourth quarter of fiscal 2007.

If the transaction is not completed, we could be subject to a number of factors that may adversely affect our business, results of operations and stock price, including:

•	our day-to-day operations may be disrupted due to the substantial time and effort our management must devote to the transaction;

•	the market price of our common stock may decline to the extent that the current market price of such shares reflects a market assumption that a transaction will be completed; and

•	we must pay various costs related to the transaction, such as our legal, investment advisor and accounting fees.

The announcement of proposed transactions and related uncertainty concerning our future may make it more difficult for us to sell our products, which could have an adverse effect on our revenues.

Third parties with whom we currently have relationships may terminate or otherwise reduce the scope of their relationship with us in anticipation or as a result of the proposed transaction. Moreover, the pace of new customer quotations for proposed projects may decline as customers await closure of a transaction. Speculation regarding the likelihood of the closing of a transaction could increase the volatility of the price of our common stock.

Item 2—Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

The Company offered shares of its Common Stock to employees within its Employee Stock Purchase Plan through September 22, 2006. Employees who completed a four week savings period were entitled to purchase Common shares of Pemstar Inc. at the end of the savings period at market price less a 15% discount.

The number of shares sold to employees under the Plan, has exceeded the amount registered for sale under the Plan, which has resulted in sales of unregistered securities within the quarter ended September 30, 2006 to approximately 57 employees in the following amounts:

Date Sold	Shares	Selling Price	Aggregate Proceeds
July 28, 2006	5,958	$3.00	$17,874
August 25, 2006	5,813	3.00	17,439
September 22, 2006	5,917	3.15	18,638

	17,688		$53,951

The Company believes that these sales were exempt from registration under Section 4(2) of the Securities Act of 1933 based on the small number of purchasers, the fact that all of the purchasers were employees of the Company, the small number of shares sold and the lack of selling efforts engaged in by the company in connection with the Plan.

Repurchases of Equity Securities

The Company had a publicly announced program to repurchase shares in the open market to balance the issuance of shares to its employees under its Employee Stock Purchase Plan. The table below summarizes the repurchases made under this program during the quarter ended September 30, 2006. The program for repurchasing shares to balance issuances under the Plan terminated on September 22, 2006 at the same time as the Plan. Thus no shares may be purchased under that program in the future.

Period	Total Shares Purchased	Average Price Paid per Share	Total Shares Purchased as part Of Publicly Announced Plans(1)
July 1-31, 2006	5,958	$3.52	5,958
August 1-31, 2006	5,813	3.53	5,813
September 1-22, 2006	5,917	3.70	5,917

	17,688		17,688

(1)	The Program to repurchase shares to balance issuances under the Employee Stock Purchase Plan was announced on May 19, 2003. The Program initially authorized the repurchase of up to 500,000 shares. The Program was terminated on September 22, 2006. The Company does not have any other share repurchase programs in effect.

Item 3—Default on Senior Securities

Not applicable.

Item 4—Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders was held on August 3, 2006 at the main offices of the Company at 3535 Technology Drive NW, Rochester, Minnesota. The stockholders took the following actions (with voting tallies, from eligible voting shares, as noted):

i	Elected three Class III directors for terms expiring in 2009 as disclosed in the Company’s Proxy Statement effective June 30, 2006. (Allen J. Berning: Votes for – 42,585,657, withheld – 609,018; Gregory S. Lea: Votes for – 42,556,803, withheld – 637,872; Wolf Michel: Votes for – 42,906,917, withheld – 287,758). The following directors’ terms of office continued after the meeting: Roy A. Bauer, Claire Bender, Thomas A. Burton, Bruce M. Jaffe, Michael Odrich and Steven E. Snyder.

ii.	Ratified selection of Grant Thornton LLP as independent registered public accounting firm for the fiscal year ending March 31, 2007 (Votes for – 43,076,104; votes against – 86,728;abstention – 31,843; broker non-votes – 0).

Item 5—Other Information

Various loan agreements were entered into during the period being reported upon, which did not individually qualify to be reported as material contracts but which in aggregate are material to the Company. These agreements are filed as exhibits 10.1 to 10.11 hereto. Most of these agreements are renewals of previously existing agreements with the same institutions and have similar terms and conditions as the original agreements that were previously filed.

Closing of China Operations

On November 9, 2006, the Company committed to a plan to exit the operations of its Tianjin, China facility over the next several quarters, as the conclusion of its previously announced review of its strategic options for this location. It is expected that this will result in restructuring charges in the third and fourth fiscal quarters in a range from $8 to 10 million, with estimated amounts to be refined and recorded in those periods.

This decision will result in a discontinuance of that operation and future reported statements of operations, balance sheets and statements of cash flows will be reported with Tianjin, China related amounts reclassified as discontinued operations.

Item 6—Exhibits

(a)	Exhibits.

10.1	Agreement and Plan of Merger, dated as of October 16, 2006 (incorporated by reference to exhibit 2.1 to From 8-K filed October 18, 2006).

10.2

Amended and Restated Loan and Security Agreement dated July 3, 2006 by and among Pemstar Inc., Wachovia Capital Finance Corporation (Central), Wachovia Capital Markets, as Arranger, and the other lenders from time to time made a party thereto (incorporated by reference to exhibit 99.1 to Form 8-K filed July 10, 2006).

Bank of Communications (incorporated by reference to exhibit 10.3 to Form 8-K filed August 11, 2006).

10.3	Loan Contract dated July 03, 2006 between Pemstar (Tianjin) Enterprise Co., Ltd and Tianjin Branch, Bank of Communications (incorporated by reference to exhibit 10.1 to Form 8-K filed August 11, 2006).

10.4	Shenzhen Development Bank Co., Ltd. agreement for credit facility to Pemstar (Tianjin) Enterprise Company Ltd. dated July 5, 2006 (incorporated by reference to exhibit 10.2 to Form 8-K filed August 11, 2006).

10.5	Loan Contract dated July 12, 2006 between Pemstar (Tianjin) Enterprise Co., Ltd and Tianjin Branch, Bank of Communications (incorporated by reference to exhibit 10.3 to Form 8-K filed August 11, 2006).

10.6	Shenzhen Development Bank Co., Ltd. agreement for credit facility to Pemstar (Tianjin) Enterprise Company Ltd. dated July 13, 2006 (incorporated by reference to exhibit 10.4 to Form 8-K filed August 11, 2006).

10.7	Shenzhen Development Bank Co., Ltd. agreement for RMB 10 million credit facility to Pemstar (Tianjin) Enterprise Company Ltd. dated August 7, 2006 (incorporated by reference to exhibit 10.5 to Form 8-K filed August 11, 2006).

10.8	Shenzhen Development Bank Co., Ltd. agreement for RMB 10.95 million credit facility to Pemstar (Tianjin) Enterprise Company Ltd. dated August 7, 2006 (incorporated by reference to exhibit 10.6 to Form 8-K filed August 11, 2006).

10.9	Shenzhen Development Bank Co., Ltd. agreement for RMB 24 million credit facility to Pemstar (Tianjin) Enterprise Company Ltd. dated August 8, 2006 (incorporated by reference to exhibit 10.7 to Form 8-K filed August 11, 2006).

10.10	Shenzhen Development Bank Co., Ltd. Agreement for RMB 24 million credit facility to Pemstar (Tianjin) Enterprise Company Ltd. dated August 29, 2006.

10.11	Shenzhen Development Bank Co., Ltd. Agreement for RMB 16 million credit facility to Pemstar (Tianjin) Enterprise Company Ltd. dated August 29, 2006.

10.12	Shenzhen Development Bank Co., Ltd. Agreement for RMB 17 million credit facility to Pemstar (Tianjin) Enterprise Company Ltd. dated August 29, 2006.

10.13	Shenzhen Development Bank Co., Ltd. Agreement for RMB 30 million credit facility to Pemstar (Tianjin) Enterprise Company Ltd. dated September 6, 2006.

10.14	Shenzhen Development Bank Co., Ltd. Agreement for RMB 18.4 million credit facility to Pemstar (Tianjin) Enterprise Company Ltd. dated September 15, 2006.

10.15	Shenzhen Development Bank Co., Ltd. Agreement for RMB 27 million credit facility to Pemstar (Tianjin) Enterprise Company Ltd. dated September 15, 2006.

10.16	Shenzhen Development Bank Co., Ltd. Agreement for RMB 21 million credit facility to Pemstar (Tianjin) Enterprise Company Ltd. dated September 22, 2006.

10.17	Shenzhen Development Bank Co., Ltd. Agreement for RMB 5.6 million credit facility to Pemstar (Tianjin) Enterprise Company Ltd. dated September 27, 2006.

10.18	Shenzhen Development Bank Co., Ltd. Agreement for RMB 20 million credit facility to Pemstar (Tianjin) Enterprise Company Ltd. dated September 27, 2006.

10.19	Shenzhen Development Bank Co., Ltd. Agreement for RMB 34.4 million credit facility to Pemstar (Tianjin) Enterprise Company Ltd. dated October 13, 2006.

10.20	Shenzhen Development Bank Co., Ltd. Agreement for RMB 11 million credit facility to Pemstar (Tianjin) Enterprise Company Ltd. dated October 19, 2006.

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a)/15d-14(a) (Section 302 Certification).

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a)/15d-14(a) (Section 302 Certification).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Pemstar Inc.

Date: November 14, 2006	/s/ Allen J. Berning
Allen J. Berning
Chairman and Chief Executive Officer

Date: November 14, 2006	/s/ Gregory S. Lea
Gregory S. Lea
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.

10.1	Agreement and Plan of Merger, dated as of October 16, 2006 (incorporated by reference to exhibit 2.1 to From 8-K filed October 18, 2006).

10.2	Amended and Restated Loan and Security Agreement dated July 3, 2006 by and among Pemstar Inc., Wachovia Capital Finance Corporation (Central), Wachovia Capital Markets, as Arranger, and the other lenders from time to time made a party thereto (incorporated by reference to exhibit 99.1 to Form 8-K filed July 10, 2006).

10.3	Loan Contract dated July 03, 2006 between Pemstar (Tianjin) Enterprise Co., Ltd and Tianjin Branch, Bank of Communications (incorporated by reference to exhibit 10.1 to Form 8-K filed August 11, 2006).

10.4	Shenzhen Development Bank Co., Ltd. agreement for credit facility to Pemstar (Tianjin) Enterprise Company Ltd. dated July 5, 2006 (incorporated by reference to exhibit 10.2 to Form 8-K filed August 11, 2006).

10.5	Loan Contract dated July 12, 2006 between Pemstar (Tianjin) Enterprise Co., Ltd and Tianjin Branch, Bank of Communications (incorporated by reference to exhibit 10.3 to Form 8-K filed August 11, 2006).

10.6	Shenzhen Development Bank Co., Ltd. agreement for credit facility to Pemstar (Tianjin) Enterprise Company Ltd. dated July 13, 2006 (incorporated by reference to exhibit 10.4 to Form 8-K filed August 11, 2006).

10.7	Shenzhen Development Bank Co., Ltd. agreement for RMB 10 million credit facility to Pemstar (Tianjin) Enterprise Company Ltd. dated August 7, 2006 (incorporated by reference to exhibit 10.5 to Form 8-K filed August 11, 2006).

10.8	Shenzhen Development Bank Co., Ltd. agreement for RMB 10.95 million credit facility to Pemstar (Tianjin) Enterprise Company Ltd. dated August 7, 2006 (incorporated by reference to exhibit 10.6 to Form 8-K filed August 11, 2006).

10.9	Shenzhen Development Bank Co., Ltd. agreement for RMB 24 million credit facility to Pemstar (Tianjin) Enterprise Company Ltd. dated August 8, 2006 (incorporated by reference to exhibit 10.7 to Form 8-K filed August 11, 2006).

10.10	Shenzhen Development Bank Co., Ltd. Agreement for RMB 24 million credit facility to Pemstar (Tianjin) Enterprise Company Ltd. dated August 29, 2006.

10.11	Shenzhen Development Bank Co., Ltd. Agreement for RMB 16 million credit facility to Pemstar (Tianjin) Enterprise Company Ltd. dated August 29, 2006.

10.12	Shenzhen Development Bank Co., Ltd. Agreement for RMB 17 million credit facility to Pemstar (Tianjin) Enterprise Company Ltd. dated August 29, 2006.

10.13	Shenzhen Development Bank Co., Ltd. Agreement for RMB 30 million credit facility to Pemstar (Tianjin) Enterprise Company Ltd. dated September 6, 2006.

10.14	Shenzhen Development Bank Co., Ltd. Agreement for RMB 18.4 million credit facility to Pemstar (Tianjin) Enterprise Company Ltd. dated September 15, 2006.

10.15	Shenzhen Development Bank Co., Ltd. Agreement for RMB 27 million credit facility to Pemstar (Tianjin) Enterprise Company Ltd. dated September 15, 2006.

10.16	Shenzhen Development Bank Co., Ltd. Agreement for RMB 21 million credit facility to Pemstar (Tianjin) Enterprise Company Ltd. dated September 22, 2006.

10.17	Shenzhen Development Bank Co., Ltd. Agreement for RMB 5.6 million credit facility to Pemstar (Tianjin) Enterprise Company Ltd. dated September 27, 2006.

10.18	Shenzhen Development Bank Co., Ltd. Agreement for RMB 20 million credit facility to Pemstar (Tianjin) Enterprise Company Ltd. dated September 27, 2006.

10.19	Shenzhen Development Bank Co., Ltd. Agreement for RMB 34.4 million credit facility to Pemstar (Tianjin) Enterprise Company Ltd. dated October 13, 2006.

10.20	Shenzhen Development Bank Co., Ltd. Agreement for RMB 11 million credit facility to Pemstar (Tianjin) Enterprise Company Ltd. dated October 19, 2006.

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a)/15d-14(a) (Section 302 Certification).

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a)/15d-14(a) (Section 302 Certification).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.